Form 10-Q
period 2021-06-30
Mission Advancement Corp.
filed 2021-08-12
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2021, there were 43,125,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

MISSION ADVANCEMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

ITEM 1. FINANCIAL STATEMENTS

MISSION ADVANCEMENT CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$561,942	$—
Prepaid expenses	645,533	—
Deferred offering costs associated with IPO	—	41,739
Total current assets	1,207,475	41,739
Cash Held in Trust account	345,006,456	—
Total assets	$346,213,931	$41,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$327,994	$—
Sponsor loans	—	17,500
Total current liabilities	327,994	17,500
Warrant liabilities	14,952,702	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	27,355,696	17,500

Commitments
Common stock subject to possible redemption, 31,385,823 shares at redemption value	313,858,230	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 3,114,177 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	311	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,831	(761)
Total stockholders’ equity	5,000,005	24,239
Total liabilities and stockholders’ equity	$346,213,931	$41,739

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$219,505	$485,016
Loss from operations	(219,505)	(485,016)

Other income (loss)
Interest income on trust account	5,154	6,456
Change in fair value of warrant liabilities	8,974,758	8,337,635
Offering expenses related to warrant issuance	—	(864,511)
Total other income	8,979,912	7,479,580

Net income	$8,760,407	$6,994,564

Weighted average shares outstanding, basic and diluted – redeemable shares	30,519,409	30,528,917
Basic and diluted net income per common share – redeemable shares	$0.00	$0.00
Weighted average shares outstanding, basic and diluted – non-redeemable shares	12,605,591	10,928,667
Basic and diluted net loss per common share – non-redeemable shares	$0.69	$0.64

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(761)	$24,239
Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	—	—	323,770,836	—	323,774,286
Excess of cash received over fair value of private placement warrants	—	—	—	—	799,888	—	799,888
Deferred underwriting discount	—	—	—	—	(12,075,000)	—	(12,075,000)
Other offering cost charged to Stockholders’ equity	—	—	—	—	(659,742)	—	(659,742)
Class A common stock subject to possible redemption	(30,509,782)	(3,051)	—	—	(305,094,769)	—	(305,097,820)
Net loss	—	—	—	—	—	(1,765,843)	(1,765,843)
Balance as of March 31, 2021	3,990,218	$399	8,625,000	$863	$6,765,350	$(1,766,604)	$5,000,008
Net income	—	—	—	—	—	8,760,407	8,760,407
Change in Class A common stock subject to possible redemption	(876,041)	(88)	—	—	(6,765,350)	(1,994,972)	(8,760,410)
Balance as of June 30, 2021	3,114,177	$311	8,625,000	$863	$—	$4,998,831	$5,000,005

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$6,994,564
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust account	(6,456)
Change in fair value of warrant liabilities	(8,337,635)
Offering costs allocated to warrants	864,511
Changes in current assets and current liabilities:
Prepaid assets	(645,533)
Accounts payable	327,994
Net cash used in operating activities	(802,555)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Repayment of promissory note to related party	(17,500)
Payments of offering costs	(618,003)
Net cash provided by financing activities	346,364,497

Net Change in Cash	561,942
Cash - Beginning	-
Cash - Ending	$561,942

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$305,969,460
Initial value of warrant liabilities	$23,290,337
Change in value of Class A common stock subject to possible redemption	$7,888,770
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000

See accompanying notes to unaudited condensed financial statements.

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

As of June 30, 2021, the Company had not yet engaged in any operations or generated any revenues to date. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and identifying a target company for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on March 3, 2021 (the “Effective Date”). On March 5, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,933,333 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $561,942 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $561,942 outside of the Trust Account as of June 30, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or the Company’s ability to consummate a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $345,006,456 held in marketable securities. During period January 1, 2021 to June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,385,823 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Net Loss per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account totaling $5,154 and $6,456 for the three and six months ended June 30, 2021 by the weighted average number of Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Below is a reconciliation of the net loss per common stock:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$4,689	$5,873
Redeemable Net Earnings	$4,689	$5,873
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,519,409	30,528,917
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$8,760,407	$6,994,564
Redeemable Net Earnings	4,689	5,873
Non-Redeemable Net Loss	$8,755,718	$6,988,691
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	12,605,591	10,928,667
Income/Basic and Diluted Non-Redeemable Common Stock	$0.69	$0.64

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 5, 2021, offering costs totaling $19,634,742 have been charged to stockholders’ equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $659,742 of other offering costs). Of the total transaction cost $864,511 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

The Company accounts for its 17,433,333 common stock warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (5,933,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At June 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations.

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

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share,

Note 4 — Private Placement Warrants

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

Note 5 — Related Party Transactions

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

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Promissory Note — Related Party

On December 22, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. As of June 30, 2021, the Company had repaid the Sponsor note of $127,175 in full.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $39,677 in the three and six months ended June 30, 2021, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.  As of June 30, 2021 and December 31, 2020, there were no outstanding loan amounts under the working capital loans.

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 6 — Commitments & Contingencies

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021, there were 3,114,177 shares issued and outstanding (excluding 31,385,823 shares subject to possible redemption). At December 31, 2020, there were no shares issued and outstanding.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued or outstanding.

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

Note 8 — Warrants

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

Note 9 — Fair Value Measurements

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

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$345,006,456	$345,006,456	$-	$-
Liabilities:
Warrant liabilities	14,952,702	9,312,700	-	5,640,002
	$359,959,158	$354,319,156	$-	$5,640,002

At June 30, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market.

The following table provides quantitative information regarding assumptions used to determine Level 3 fair value measurements:

At June 30, 2021
Stock price	$9.71
Strike price	$11.50
Term (in years)	6.16
Volatility	15.7%
Risk-free rate	1.07%
Dividend yield	0.0%

 MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$—
Initial value at IPO date	23,290,337
Change in fair value	637,123
Fair value at March 31, 2021	23,927,460
Transfer of Public warrants from level 3 to level 1	(15,595,052)
Change in fair value	(2,692,406)
Fair Value at June 30, 2021	$5,640,002

Note 10 — Subsequent Events

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

For the three and six months ended June 30, 2021, we had a net income of $8,760,407 and $6,994,564, respectively. We incurred $219,505 and $485,016 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $5,154 and $6,456 on our amounts held in Trust.

We reclassified a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $864,511 based on a relative fair value basis. For the three and six months ended June 30, 2021, the change in fair value of warrants was a decrease in the liability of $8,974,758 and $8,337,635, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the trust account of $561,942 available for working capital needs. All remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of June 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

The Company anticipates that the $561,942 of cash outside the trust account as of June 30, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans (as defined in Note 5 to our financial statements) from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5 to our financial statements) or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

We issued an aggregate of 17,433,333 warrants in connection with our initial public offering and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At June 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on March 5, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 17, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a description of the use of proceeds generated in our public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Company’s final prospectus, dated March 2, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 8, 2021.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 09, 2021, as amended.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 12, 2021, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	MISSION ADVANCEMENT CORP.

	By:	/s/ Jahm Najafi
Jahm Najafi
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Peter Keane
Peter Keane
Chief Financial Officer
(Principal Financial and Accounting Officer)