Form 10-Q
period 2021-09-30
Mission Advancement Corp.
filed 2021-11-09
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 43,125,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

MISSION ADVANCEMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

ITEM 1. FINANCIAL STATEMENTS

MISSION ADVANCEMENT CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$269,684	$-
Prepaid expenses	384,088	-
Deferred offering costs associated with IPO	-	41,739
Total current assets	653,772	41,739
Prepaid expenses – non-current portion	160,535	-
Investment Held in Trust account	345,011,666	-
Total assets	$345,825,973	$41,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$367,637	$-
Sponsor loans	-	17,500
Total current liabilities	367,637	17,500
Warrant liabilities	10,345,570	-
Deferred underwriters’ discount	12,075,000	-
Total liabilities	22,788,207	17,500

Commitments
Common stock subject to possible redemption, 34,500,000 shares at redemption value	345,011,666	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to redemption) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(21,974,763)	(761)
Total stockholders’ equity	(21,973,900)	24,239
Total liabilities and stockholders’ equity	$345,825,973	$41,739

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021

Formation and operating costs	$432,811	$917,827
Loss from operations	(432,811)	(917,827)

Other income (loss)
Interest income on trust account	5,210	11,666
Change in fair value of warrant liabilities	4,607,132	12,944,767
Offering expenses related to warrant issuance	-	(864,511)
Total other income	4,612,342	12,091,922

Net income	$4,179,531	$11,174,095

Weighted average shares outstanding Class A	34,500,000	26,538,462
Basic and diluted net income per share	$0.10	$0.32
Weighted average shares outstanding Class B	8,625,000	8,090,659
Basic and diluted net income per share	$0.10	$0.32

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	8,625,000	$863	$24,137	$(761)	$24,239
Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	-	-	323,770,836	-	323,774,286
Excess of cash received over fair value of private placement warrants	-	-	-	-	799,888	-	799,888
Deferred underwriting discount	-	-	-	-	(12,075,000)	-	(12,075,000)
Other offering cost charged to Stockholders’ equity	-	-	-	-	(659,742)	-	(659,742)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	-	-	(311,860,119)	(33,137,733)	(345,001,302)
Net loss	-	-	-	-	-	(1,765,843)	(1,765,843)
Balance as of March 31, 2021 – as revised	-	$-	8,625,000	$863	$-	$(34,904,337)	$(34,903,474)
Net income	-	-	-	-	-	8,760,407	8,760,407
Change in Class A common stock subject to possible redemption	-	-	-	-	-	(5,154)	(5,154)
Balance as of June 30, 2021 – as revised	-	-	8,625,000	863	-	(26,149,084)	(26,148,221)
Net income	-	-	-	-	-	4,179,531	4,179,531
Change in Class A common stock subject to possible redemption	-	-	-	-	-	(5,210)	(5,210)
Balance as of September 30, 2021	-	$-	8,625,000	$863	$-	$(21,974,763)	$(21,973,900)

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$11,174,095
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust account	(11,666)
Change in fair value of warrant liabilities	(12,944,767)
Offering costs allocated to warrants	864,511
Changes in current assets and current liabilities:
Prepaid assets	(544,623)
Accounts payable	367,637
Net cash used in operating activities	(1,094,813)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Repayment of promissory note to related party	(17,500)
Payments of offering costs	(618,003)
Net cash provided by financing activities	346,364,497

Net Change in Cash	269,684
Cash - Beginning	-
Cash - Ending	$269,684

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$345,000,000
Initial value of warrant liabilities	$23,290,337
Change in value of Class A common stock subject to possible redemption	$11,666
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000

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

As of September 30, 2021, the Company had not yet engaged in any operations or generated any revenues to date. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and identifying a target company for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $269,684 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $269,684 outside of the Trust Account as of September 30, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 6), or through loans from third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such the Company is revising those periods in this Quarterly Report.

Impact of the Revision

The impact to the balance sheet as of March 5, 2021, the balance sheet and statement of operations as of March 31, 2021 and the balance sheet and statement of operations as of June 30, 2021 is presented below:

	As Previously Reported	Revision Adjustment	As Revised
Balance Sheet as of March 5, 2021
Class A common stock subject to possible redemption	305,969,460	39,030,540	345,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	390	(390)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in capital	5,893,718	(5,893,718)	-
Accumulated deficit	(894,967)	(33,136,432)	(34,031,399)
Total stockholders’ equity (deficit)	5,000,004	(39,030,540)	(34,030,536)
Shares subject to possible redemption	30,596,946	3,903,054	34,500,000

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	305,097,820	39,903,482	345,001,302
Stockholders’ equity
Class A common stock - $0.0001 par value	399	(399)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in capital	6,765,350	(6,765,350)	-
Accumulated deficit	(1,766,604)	(33,137,733)	(34,904,337)
Total stockholders’ equity (deficit)	5,000,008	(39,903,482)	(34,903,474)
Shares subject to possible redemption	30,509,782	3,990,218	34,500,000

Income Statement as of March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,593,594	(20,514,942)	10,078,652
Basic and diluted net loss per share	$0.00	$(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	9,766,197	(2,780,242)	6,985,955
Basic and diluted net loss per non-redeemable share	$(0.18)	$0.08	$(0.10)
Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$313,858,230	$31,148,226	$345,006,456
Stockholders’ equity
Class A common stock - $0.0001 par value	311	(311)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in capital	-	-	-
Accumulated deficit	4,998,831	(31,147,915)	(26,149,084)
Total stockholders’ equity (deficit)	$5,000,005	$(31,148,226)	$(26,148,221)
Shares subject to possible redemption	31,385,823	3,114,177	34,500,000

Income Statement as of June 30, 2021
Three Months Ended
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,519,409	3,980,591	34,500,000
Basic and diluted net income per share	$0.00	$0.20	$0.20
Basic and diluted weighted average shares outstanding, non-redeemable common stock	12,605,591	(3,980,591)	8,625,000
Basic and diluted net income per non-redeemable share	$0.69	$(0.49)	$0.20

Six Months Ended
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,528,917	(8,103,917)	22,425,000
Basic and diluted net income per share	$0.00	$0.23	$0.23
Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,928,667	(3,114,084)	7,814,583
Basic and diluted net income per non-redeemable share	$0.64	$(0.41)	$0.23

Note 3 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2021, the Trust Account had $345,011,666 held in marketable securities. During period January 1, 2021 to September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share is computed by dividing the pro rata net income between the Class A shares and the Class B shares by the weighted average number of shares outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Below is a reconciliation of the net income per common stock:

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Redeemable Class A Common Stock
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$3,343,625	$8,563,408
Denominator:
Weighted average Redeemable Class A common stock, Basic and Diluted	34,500,000	26,538,462
Basic and diluted net income per share, redeemable Class A common stock	$0.10	$0.32

Non-Redeemable Class B Common Stock
Numerator:
Net income allocable to non-redeemable Class B common stock	$835,906	$2,610,687
Denominator:
Weighted average non-redeemable Class B common stock	8,625,000	8,090,659
Basic and diluted net income per share, non-redeemable Class B common stock	$0.10	$0.32

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

The Company accounts for its 17,433,333 common stock warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (5,933,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At September 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Promissory Note — Related Party

On December 22, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. As of September 30, 2021, the Company had repaid the Sponsor note of $127,175 in full.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $69,677 in the three and nine months ended September 30, 2021, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.  As of September 30, 2021 and December 31, 2020, there were no outstanding loan amounts under the working capital loans.

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption). As of December 31, 2020, there were no shares issued and outstanding.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$345,011,666	$345,011,666	$-	$-
Liabilities:
Warrant liabilities	10,345,570	6,670,000	-	3,675,570
	$355,357,236	$351,681,666	$-	$3,675,570

At September 30, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market.

The following table provides quantitative information regarding assumptions used to determine Level 3 fair value measurements:

At September 30, 2021
Stock price	$9.72
Strike price	$11.50
Term (in years)	5.76
Volatility	11.5%
Risk-free rate	1.11%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$-
Initial value at IPO date	23,290,337
Change in fair value	637,123
Fair value at March 31, 2021	23,927,460
Transfer of Public warrants from level 3 to level 1	(15,595,052)
Change in fair value	(2,692,406)
Fair Value at June 30, 2021	5,640,002
Change in fair value	(1,964,432)
Fair Value at September 30, 2021	$3,675,570

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

For the three and nine months ended September 30, 2021, we had a net income of $4,179,531 and $11,174,095, respectively. We incurred $432,811 and $917,827 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $5,210 and $11,666 on our amounts held in Trust.

We reclassified a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $864,511 based on a relative fair value basis. For the three and nine months ended September 30, 2021, the change in fair value of warrants was a decrease in the liability of $4,607,132 and $12,944,767, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the trust account of $269,684 available for working capital needs. All remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of September 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

The Company anticipates that the $269,684 of cash outside the trust account as of September 30, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans (as defined in Note 6 to our financial statements) from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 6 to our financial statements) or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

We issued an aggregate of 17,433,333 warrants in connection with our initial public offering and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At September 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 8, 2021.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 9, 2021, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2021	MISSION ADVANCEMENT CORP.

	By:	/s/ Jahm Najafi
Jahm Najafi
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Peter Keane
Peter Keane
Chief Financial Officer
(Principal Financial and Accounting Officer)