Form 10-Q/A
period 2021-09-30
Mission Advancement Corp.
filed 2022-01-10
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Mission Advancement Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2021 (the “Original Quarterly Report”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification and presentation of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on March 5, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain redemption provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination (as defined in the Charter) as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

Therefore, on December 17, 2021, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of March 5, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021; (ii) unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021; (iii) unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021 and (iv) unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021(collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors and the restatement described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

Items Amended in This Quarterly Report

For the convenience of the reader, this Quarterly Report sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. No attempt has been made in this Quarterly Report to update other disclosures presented in the Original Quarterly Report, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Interim Financial Statements.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part I1 – Item 6. Exhibits.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

This Quarterly Report does not reflect adjustments for events occurring after November 9, 2021, the date of the filing of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Quarterly Report should be read in conjunction with the Company’s reports filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

MISSION ADVANCEMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

ITEM 1. FINANCIAL STATEMENTS

MISSION ADVANCEMENT CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited) (As Restated)	(Audited)
Assets
Current assets:
Cash	$269,684	$-
Prepaid expenses	384,088	-
Deferred offering costs associated with IPO	-	41,739
Total current assets	653,772	41,739
Prepaid expenses – non-current portion	160,535	-
Investment Held in Trust account	345,011,666	-
Total assets	$345,825,973	$41,739

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$367,637	$-
Sponsor loans	-	17,500
Total current liabilities	367,637	17,500
Warrant liabilities	10,345,570	-
Deferred underwriters’ discount	12,075,000	-
Total liabilities	22,788,207	17,500

Commitments
Class A Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share	345,011,666	-

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to redemption) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(21,974,763)	(761)
Total stockholders’ (deficit) equity	(21,973,900)	24,239
Total liabilities, common stock subject to Possible redemption and stockholders’ (deficit) equity	$345,825,973	$41,739

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

MISSION ADVANCEMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	8,625,000	$863	$24,137	$(761)	$24,239
Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	-	-	323,770,836	-	323,774,286
Excess of cash received over fair value of private placement warrants	-	-	-	-	799,888	-	799,888
Deferred underwriting discount	-	-	-	-	(12,075,000)	-	(12,075,000)
Other offering cost charged to Stockholders’ equity	-	-	-	-	(659,742)	-	(659,742)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	-	-	(311,860,119)	(33,137,733)	(345,001,302)
Net loss	-	-	-	-	-	(1,765,843)	(1,765,843)
Balance as of March 31, 2021 – as restated	-	$-	8,625,000	$863	$-	$(34,904,337)	$(34,903,474)
Net income	-	-	-	-	-	8,760,407	8,760,407
Change in Class A common stock subject to possible redemption	-	-	-	-	-	(5,154)	(5,154)
Balance as of June 30, 2021 – as restated	-	-	8,625,000	863	-	(26,149,084)	(26,148,221)
Net income	-	-	-	-	-	4,179,531	4,179,531
Change in Class A common stock subject to possible redemption	-	-	-	-	-	(5,210)	(5,210)
Balance as of September 30, 2021– as restated	-	$-	8,625,000	$863	$-	$(21,974,763)	$(21,973,900)

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Form 10-Q/A.

Impact of the Restatement

The impacts to the balance sheet as of March 5, 2021, the balance sheet and statement of operations as of March 31, 2021 and the balance sheet and statement of operations as of June 30, 2021 is presented below:

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 5, 2021
Class A common stock subject to possible redemption	305,969,460	39,030,540	345,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	390	(390)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in capital	5,893,718	(5,893,718)	-
Accumulated deficit	(894,967)	(33,136,432)	(34,031,399)
Total stockholders’ equity (deficit)	5,000,004	(39,030,540)	(34,030,536)
Shares subject to possible redemption	30,596,946	3,903,054	34,500,000

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	305,097,820	39,903,482	345,001,302
Stockholders’ equity
Class A common stock - $0.0001 par value	399	(399)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in capital	6,765,350	(6,765,350)	-
Accumulated deficit	(1,766,604)	(33,137,733)	(34,904,337)
Total stockholders’ equity (deficit)	5,000,008	(39,903,482)	(34,903,474)
Shares subject to possible redemption	30,509,782	3,990,218	34,500,000

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,593,594	(20,514,942)	10,078,652
Basic and diluted net loss per share	$0.00	$(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	9,766,197	(2,780,242)	6,985,955
Basic and diluted net loss per non-redeemable share	$(0.18)	$0.08	$(0.10)

Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 (1)
Common Stock Class A - Shares	3,990,218	(3,990,218)	-
Change in Class A common stock subject to possible redemption	(305,097,820)	(39,903,482)	(345,001,302)

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$313,858,230	$31,148,226	$345,006,456
Stockholders’ equity
Class A common stock - $0.0001 par value	311	(311)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in capital	-	-	-
Accumulated deficit	4,998,831	(31,147,915)	(26,149,084)
Total stockholders’ equity (deficit)	$5,000,005	$(31,148,226)	$(26,148,221)
Shares subject to possible redemption	31,385,823	3,114,177	34,500,000

Statement of Operations for June 30, 2021
Three Months Ended
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,519,409	3,980,591	34,500,000
Basic and diluted net income per share	$0.00	$0.20	$0.20
Basic and diluted weighted average shares outstanding, non-redeemable common stock	12,605,591	(3,980,591)	8,625,000
Basic and diluted net income per non-redeemable share	$0.69	$(0.49)	$0.20

Six Months Ended
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,528,917	(8,103,917)	22,425,000
Basic and diluted net income per share	$0.00	$0.23	$0.23
Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,928,667	(3,114,084)	7,814,583
Basic and diluted net income per non-redeemable share	$0.64	$(0.41)	$0.23

Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 (1)
Common Stock Class A - Shares	3,114,177	(3,114,177)	-
Change in Class A common stock subject to possible redemption	(8,760,410)	8,755,256	(5,154)

(1)	The changes to Common Stock Class A – Amount, Additional Paid-in Capital, Accumulated Deficit and Total Stockholders’ Equity (Deficit) lines shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Stockholders’ Equity in addition to those shown here.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On December 1, 2021, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses as described in Note 6 under “Working Capital Loans.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as well as the Company’s balance sheet included on the Company’s Form 8-K, these were necessitated by the fact that the Company’s shares are complex equity instruments with certain redemption provisions not solely within the control of the Company and thus require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on March 5, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 17, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated: January 7, 2022	MISSION ADVANCEMENT CORP.

	By:	/s/ Jahm Najafi
Jahm Najafi
Chief Executive Officer
(Principal Executive Officer)

Dated: January 7, 2022	By:	/s/ Peter Keane
Peter Keane
Chief Financial Officer
(Principal Financial and Accounting Officer)