Form 10-K
period 2021-12-31
Mission Advancement Corp.
filed 2022-04-01
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-40127

MISSION ADVANCEMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1254144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 E Camelback Rd, Ste 850 Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 476-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	MACC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	MACC	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	MACC.W	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the New York Stock Exchange was $334,995,000.

As of March 31, 2022 there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Third Quarter 10-Q Amendment” are to Amendment No. 1 of the Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, as filed with the SEC on January 10, 2022;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the underwriters in our initial public offering (as defined below);

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“directors” are to our current directors;

●	“DEI” are to diversity, equity and inclusion;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 5, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Moelis” are to Moelis & Company LLC, who served as one of the book-running manager in our initial public offering and is currently engaged as an M&A advisor;

●	“NYSE” are to the New York Stock Exchange;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“public shares” are to shares of Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our team purchase public shares, provided that each initial stockholder’s and member of our team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC February 09, 2021, as amended, and declared effective on March 2, 2021 (File No. 333-252918);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Promissory Note” are to the promissory note we issued on December 1, 2021 to our sponsor in the principal amount of up to $1,500,000.

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Mission Advancement Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant; and

●	“we,” “us,” “Company” or “our Company” are to Mission Advancement Corp., a Delaware corporation.

PART I

Item 1. Business.

Overview

We are a Delaware corporation structured as a blank check company formed for the purpose of effecting our initial business combination.

We are focused on the intersection of consumer and impact, including companies focused on creating both shareholder value and a positive impact in society and culture. Our prospective target companies may seek to address principles related to environmental, social and governance concerns, which may include diversity, equity and inclusion (“DEI”), accessibility, climate and sustainability, or a form of giving back to the community. As part of this intersection, the lines of business of prospective target companies may include, among others, direct-to-consumer (“DTC”) brands, consumer products, consumer packaged goods, apparel and fashion, food, health and wellness, fin-tech, financial services, sports, media and education. We are seeking to identify a business in the consumer sector that will benefit from The Najafi Companies’ (“Najafi”) extensive investment and operational expertise, as well as the strategic involvement of our Co-Sponsor and Co-Chairman, Mr. Colin Kaepernick (“Kaepernick”), a globally recognized athlete, accomplished investor and entrepreneur, and dedicated philanthropist who has mobilized an international following in response to his social and cultural leadership. Our strategy aligns with the following macro themes, all of which underscore our mission to invest in and grow a business in a way that delivers a significant impact financially, culturally and socially:

I.	Consumers are investing in brands that reflect their social values and recognize that purchasing decisions can act as instruments of change.

II.	Companies are becoming more mission-driven, aligning financial and social value drivers.

III.	Brands are evolving into media platforms, enabling authentic cultural and celebrity influencers to help drive awareness, marketing exposure and value.

The mission of the Najafi/Kaepernick partnership is to identify, acquire and advance a company with the aim of creating meaningful financial and societal value.

Initial Public Offering

On March 5, 2021, we consummated our initial public offering of 34,500,000 units. Each unit consists of one share of Class A common stock, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,933,333 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $8,900,000.

A total of $345,000,000, comprised of $338,100,000 of the proceeds from the initial public offering, net of underwriter’s cash discount and $6,900,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jahm Najafi, our Chief Executive Officer and Co-Chairman, and Colin Kaepernick, our Co-Chairman. We must complete our initial business combination by March 5, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 5, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Co-Sponsors

We believe that the experience and distinguished track record of our Co-Sponsors, directors and officers, and our strategic advisors will make us an attractive partner to potential target businesses and allow us to bring substantial value to the company post-business combination. Additionally, we believe the proprietary sourcing channels and extensive relationship network of our directors and officers, and from our affiliation with Najafi, combined with our investing, operating, value creation, capital markets and marketing expertise, provide us with a meaningful competitive advantage.

Environmental, social and governance (“ESG”) investing continues to grow in significance with both institutional and retail investors, and its alignment with consumer behavior continues to grow as well. We have observed that companies increasingly seek to become more mission-driven through the adoption of clear and transparent ESG frameworks.

It is upon this basis that, upon meeting in 2018, the Najafi team and Mr. Kaepernick formed a strategic relationship. The team, along with our strategic advisors, offers rare and significant skill sets to help a company shape and execute on its ESG and DEI programs and achieve a “mission-driven brand advantage.” This “advantage” benefits and differentiates the company by driving cultural relevance, consumer/employee loyalty, and ultimately growth and shareholder value creation as people increasingly emphasize buying from, working for, and investing in these types of companies.

Najafi and Kaepernick’s commitment to their social mission is reflected in the formation of the independent board, made up of 100 percent Black, Indigenous and people of color (BIPOC) and has a female majority. In addition, our team has launched an initiative to provide opportunities for college students from underrepresented communities to gain access to fellowships and full-time opportunities in business and finance.

As BlackRock’s Larry Fink said in his famous 2019 letter to CEOs: “Profits are in no way inconsistent with purpose — in fact, profits and purpose are inextricably linked… Purpose guides culture, provides a framework for consistent decision-making, and, ultimately, helps sustain long-term financial returns for the shareholders of your company.”

The Najafi Companies

An affiliate of MAC Holdings 1220, LLC the managing member of our sponsor, Najafi is a private investment firm that has been successfully evaluating, acquiring, growing and monetizing businesses since 2002 and has a strong track record of creating value for shareholders, employees and partners within our target sectors. We believe that Najafi’s hands-on experience, value creation expertise, principled investing, and distinguished track record, alongside Mr. Kaepernick, our directors and strategic advisors, make us an attractive partner to potential target companies and allow us to bring substantial and differentiated value post-business combination.

Our officers, directors, Najafi and our advisors have investing, operational, financial and transactional experience and bring a notable track record in global marketing, branding, product-development and unlocking social impact. We have deep expertise in identifying consumer trends and leveraging the power of relevant influencers to help drive long-term value creation.

Colin Kaepernick

We believe Mr. Kaepernick’s substantial business experience combined with his long-term leadership on racial equity and justice issues will support our success in identifying a prospective target company and adding transformational value to the combined entity. His experience, global marketability, massive audience and ability to positively impact culture have led to the formation of strategic and public partnerships with multiple global brands over the past ten years, including, among others, Nike, Disney, Netflix, Beats by Dre, Medium, Electronic Arts, Audible, and Ben & Jerry’s.

Mr. Kaepernick has helped companies propel growth, brand awareness and cultural relevance. He played an important role in the development of strategies, products, content and message to support the success of his campaigns for Nike. The success of his partnership with Nike has been acknowledged by the media: (“Colin Kaepernick pushes Nike’s market value up $6 billion” (Fortune, published on September 23, 2018); “Nike sales are up 31% since the Kaepernick campaign” (NBC News, published on September 10, 2019); “Nike’s Colin Kaepernick ad created over $163mm in buzz” (CNBC, published on September 6, 2018); “Nike’s Kaepernick ad draws record likes on social media, sends stock to all-time high amid sales boost” (CNBC, published on September 14, 2018)).

As an entrepreneur and business owner, Mr. Kaepernick successfully launched his own media and publishing companies, Kaepernick Publishing and RA Vision Media. High-profile consumer companies in which he has invested have benefited from his focus on ESG/DEI activities and the integration of a social impact narrative. These include high growth private consumer companies such as SpaceX, Apeel, Mmhmm, Valence and Bunch. Kaepernick also serves as a director of Medium, one of the leading online publishing companies founded by Evan Williams, the co-founder of Twitter.

Post business combination, we expect Najafi/Kaepernick to remain actively involved in the target company, including but not limited to: Board responsibilities, operations and marketing. It is the intent of the Najafi/Kaepernick partnership that our focus, dedication and commitment to the target company continue over the long-term.

Market Opportunity

We believe several macro themes will dominate the consumer space and adjacent ecosystems and present significant opportunities. We are focusing on businesses that leverage the following macro themes:

I. Consumers are investing in brands that reflect their social values and recognize that purchasing decisions can act as instruments of change.

Consumers increasingly expect brands to have a social mission and play a role in addressing societal causes. These kinds of companies are considered “mission-driven.” According to Cone/Porter Novelli, published in 2019, “US consumers are more likely to have a positive image of (89%), trust in (86%) and be loyal to (83%) brands that lead with purpose. Nearly eight-in-ten (79%) consumers surveyed say they feel a deeper personal connection to companies with values similar to their own. And 72% say they feel it is more important than ever to buy from companies that reflect their values. And, while millennials have the highest expectations for brands to take a stand on values, Forrester Research shows that older generations are increasingly becoming more attune to this macro trend. We believe this convergence of impact and purpose is the future of selling goods, as well as investing as more consumers “vote with their wallets.” Technology and media have empowered individuals to express their opinions and beliefs. For brands that effectively become more mission-driven we believe this can be incredibly powerful and a differentiating factor that gives them a competitive edge and drives customer loyalty and long-term growth.

II. Companies are becoming more mission-driven and seeking to align with culturally relevant social causes.

We believe customers want to buy from and promote brands that are purpose-driven and employees want to work for companies that share their values. In fact, Deloitte found that “purpose-driven companies had 40% higher levels of workforce retention than their competitors.” As a result, companies are reshaping their value proposition and business practices to address a wider array of customer needs and societal expectations. In addition, because diversity of thought, culture and experience can be drivers of innovation, growth and relevance, we believe that companies that include, empower and embrace underrepresented communities will be strategically positioned for long-term success and widespread support. According to Harvard Business Review, “diverse teams out-innovate and outperform the competition; they are 45% more likely to improve market share.” This inclusion may be in the form of diverse board of directors and executive leadership teams, partnerships with authentic celebrity influencers and by thoughtfully embracing diverse consumer communities which, by nature and according to Harvard, are periodically both underserved and attractive markets.

We believe we are living in an era of significant visibility and transparency and customers have unprecedented access to information that they can use to assess how a brand communicates, what it does and ultimately what it stands for. We believe this is more than a momentary trend or tactic, and committing to clear, transparent values and community engagement has emerged as an imperative to unlocking a company’s full potential and succeeding in a competitive environment.

III. Brands are evolving into media platforms, enabling authentic cultural and celebrity influencers to help drive awareness, marketing exposure and value.

Todays’ consumers live in a highly connected and digital world and they often interact with brands across multiple media channels, including DTC websites and major social media platforms. Consumers respond to brands that build an emotional connection, as when they are buying a product, in many ways, they are buying “a story.” In this environment, businesses can no longer afford to be faceless entities. In order for a company to survive, maintain relevance and build long-term and profitable relationships with customers, “businesses need to connect with audiences, pull at their heartstrings, and engage with them on a much deeper level than seen before. That’s where brand storytelling comes in.” (Forbes, published on January 31, 2019)

Having access to the appropriate ambassador who represents values that are credible and culturally relevant and who can leverage their own media platforms in a scalable and authentic way can provide meaningful competitive advantages to a brand. Affiliation with cultural icons can guide consumer preferences towards certain brands and away from others. Particularly in the last several years, these public figures have not only been transforming a company’s story through marketing and branding, but also enhancing employee morale and motivation, recruiting and leveraging their networks to help create long-term value.

We have observed that leading consumer companies continue to look for new ways to deploy their assets, community of customers, IP and infrastructure. This can include, for example, positioning their brand as a platform to build Sub-Brands, create joint ventures, and acquire bolt-on acquisitions. Businesses are able to capitalize on a platform model by leveraging existing capabilities, media and data to tailor new products or services to underserved demographics and a broader and more global customer base.

Business Strategy

We believe that we are well positioned to identify attractive initial business combination opportunities at the intersection of consumer and impact. We also believe our team’s extensive track record of value creation as investors, active owners and operators within leading consumer brands will position us to identify prospective target companies that will drive attractive long-term returns for our shareholders.

Our acquisition and value creation strategy has been and will continue to be to identify, acquire and grow a company that complements the experience of our team and can benefit from its strategic and operational expertise, as well as the multi-dimensional value derived from Mr. Kaepernick’s active involvement and long-term support. Mr. Kaepernick possesses deep expertise across all aspects of consumer strategy, insights, product development, marketing and social impact. This experience, combined with his mainstream popularity, massive reach and high-profile relationships will drive particularly attractive investment opportunities and bring significant global awareness and value creation to our target company.

We expect that post business combination, Mr. Kaepernick will remain a highly engaged owner, Board member and “global ambassador”. Because of this, we believe the target company will benefit tremendously from the authentic and long-term association of Mr. Kaepernick, starting with the excitement and marketing exposure from the public announcement of the business combination. Mr. Kaepernick is focused on shareholder value creation and he will forgo the otherwise significant contractual upfront payments that are typically paid to individuals to promote a brand. We believe this will provide significant long-term value and attractive competitive advantages to the target company.

The consumer marketplace can be noisy and complicated. We believe a company’s clarity around its values can transform a business and rally a movement around social causes that benefits all stakeholders. We believe our team can strengthen and advance a company that is addressing systemically consequential issues through its commercial activities, products and services in ways that accelerate business growth, and improve overall long-term value. Our strategy may include positioning the target company as a platform for future add-on acquisitions or developing Sub-Brands with the goal of offering a broad range of products or services. These Sub-Brands could be tied to our celebrity network and overall mission and can help expand a target company’s customer base in an effective and sustainable way.

Over its 20-year history, the Najafi team has been a highly selective investor in the marketplace with a focus on downside risk protection and long-term value creation. Najafi has utilized a strategy of concentrating its resources, capital and time on a few select investments per year in contrast to a traditional diversification strategy which is known for spreading its resources and focus across many companies. We believe this disciplined and focused approach offers relevant and timely experience that will position us to effectuate a successful business combination and remain actively involved and focused on the long-term growth of the target company.

We believe that the experience of our directors and officers, Najafi and our strategic advisors in building and executing strategies that combine identifying, mentoring and recruiting world-class talent, implementing operational improvements, branding, marketing and unlocking “impact” differentiates our ability to both source and grow a successful target company. In our selection process, we are leveraging the deep relationship network, industry experience, and direct deal sourcing capabilities of our directors and officers, Najafi and our strategic advisors to access a broad spectrum of differentiated opportunities. In particular, Mr. Kaepernick’s involvement and high-profile network combined with the profile and relationships Najafi has built over 20 years is allowing us to access proprietary deal flow.

Competitive Advantages

We are capitalizing on the ability of our team to identify, acquire, and grow a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

I.	Operational, Transaction and Management Expertise with a Proven Track Record of Investing in Businesses

II.	Direct Access to Proprietary Deal Flow

III.	Highly Differentiated Platform to Unlock Growth and Catalyze Social Impact

IV.	Network of High-Profile Relationships Can Accelerate Growth and Value-Creation

I. Operational, Transaction and Management Expertise with a Proven Track Record of Investing in Businesses

Our directors and officers, Najafi and our strategic advisors have extensive experience investing, operating and growing businesses. In particular, Najafi has a distinguished track record of delivering long-term value for two decades across multiple market cycles. Najafi is nimble and able to move quickly when opportunities arise with an emphasis on long-term gains rather than short-term results. Najafi has institutional knowledge, processes, systems and skillsets that have been developed over years that offer fundamental benefits to source, evaluate, transact and remain actively involved to create long term value post-business combination.

Najafi provides expertise in operational improvements, recruiting and mentoring, developing and implementing multi-phase corporate strategies and operating businesses in sectors that are underserved, undergoing rapid transformation or technological disruption. We believe Najafi’s financial sophistication, with extensive experience in M&A, divestitures, leveraged buy outs, capital deployment, credit analysis and capital structures will be highly valuable for ensuring a successful business combination. We believe that combining Najafi’s transactional and operational involvement with the collective expertise of our directors and officers, Najafi and our strategic advisors in consumer trends, marketing, branding and impact, positions our team to deliver long-term stockholder value.

Najafi has also developed an internal framework and set of principles that guide the firm’s actions and acts as a filter for the team to determine if an investment into a company will positively contribute to society or culture. This framework is intended to underline the importance the firm places on discipline, patience, and principles and emphasize our team’s desire to work with partners who align with our values.

As an owner of both a media and a publishing company and through his partnerships with world-class brands, Mr. Kaepernick provides expertise building and managing businesses, setting and implementing strategies, transacting with large multi-nationals and creating global marketing and PR operations and campaigns. Mr. Kaepernick’s track record investing and his success leveraging his likeness, intellectual property and platform is distinguished and rare. We believe his understanding of how to interweave mission-driven principles into an operating company in ways that are both authentic and accelerate growth will be attractive and valuable for our prospective target company.

II. Direct Access to Proprietary Deal Flow

Najafi has a long-established presence in the investment community and has built a strong profile, streamlined operation and proven track record that has led to a significant influx of sourcing opportunities over the past 20 years. Najafi has acquired businesses from proprietary referral sources; executed deals with private owners and founders; participated in traditional bank processes; co-invested with venture capital and private equity funds; executed multiple carve-outs; and, participated in informal processes with boutique advisory firms and in special situations that require a time-sensitive turnaround. This is in part due to Najafi’s reputation, past experiences and ability to be management-friendly in regard to operations and strategy and nimble in regard to deal-making. We believe Najafi’s diverse experience and network of relationships benefits our company with differentiated sourcing opportunities.

Our officers and directors, Najafi and our strategic advisors have developed a broad network of relationships in the target sector including with entrepreneurs, leading high growth venture capitalists, C-suite executives, directors and advisors that we believe will further complement our sourcing pipeline of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources which may include investment banking firms, venture capital and private equity firms, consultants, accounting firms and large business enterprises.

Mr. Kaepernick consistently receives a significant amount of incoming investment, acquisition, and partnership opportunities including many that are exclusive and proprietary. We believe Mr. Kaepernick’s public profile, track record creating value for top consumer brands and experience being an investor in mission-driven consumer businesses will continue to result in a robust pipeline of proprietary deal-flow. We believe his involvement and leadership role will generate global media attention and provide a substantial, differentiated and attractive funnel of sourcing opportunities. In addition, his unique access and high-profile relationships provide our team with competitive advantages and enhance our overall value proposition to target companies.

III. Highly Differentiated Platform to Unlock Growth and Catalyze Social Impact

Our platform is a combination of the significant experience, expertise, capabilities, resources and relationships of our director and officers, Najafi and our strategic advisors. We will leverage our differentiated and highly relevant platform for today’s consumer businesses to strengthen and advance a company that is addressing systemically consequential issues through its commercial activities, products and services, with the aim of creating meaningful financial and societal value post-business combination.

We believe our directors and officers, Najafi and our strategic advisors can provide significant value to a company post-business combination in the following ways:

●	Introducing Mr. Kaepernick as a Dedicated, Long-term Owner and Brand Steward: Become a pivotal and public-facing champion of the brand and use the nature of a public markets transaction to deliver immediate global awareness, cultural relevance and increased credibility

●	Supporting Alignment of Financial and Social Value Drivers in the Business alongside Clear and Transparent ESG Principles: Help define, enhance the scope and breadth and/or maximize impact in society and culture

●	Contributing to Branding, Storytelling, PR, Social Media, and Content: Enhance positioning and brand story, and double down on premium content and direct-to-consumer (“DTC”) customer experience

●	Optimizing Marketing: Leverage data and consumer insights to increase customer acquisition, engagement and lifetime value

●	Driving Operational Improvements: Help drive operating efficiency and strategy

●	Supporting Leadership: Help mentor senior leaders and recruit innovators and entrepreneurial executives to support growth initiatives

●	Enhancing Corporate Culture and Salesforce Motivation: Support and infuse excitement and increase employee productivity

●	Exploring Platform Strategy Utilizing High-Profile Network: Leverage as a “platform” to launch collaborations with celebrity influencers and drive inorganic growth via Sub-Brands, JVs and/or bolt-on transactions

●	Harnessing Data-Driven Marketing & Insights: Utilize relationships, analytical tools, strategies and insights to help personalize, predict and deliver customers’ needs and wants through data science

●	Expanding: Explore new products, categories, channels, demographics, licenses and target geographies

IV. Network of Unique and High-Profile Relationships can Accelerate Growth and Value-Creation

Strong relationships have been at the center of the careers of our directors and officers, Najafi and our strategic advisors. Building a personal network of relationships over many years with individuals, many of whom are leaders in their fields, including consumer, storytelling and entertainment, finance, ESG, sports, politics and education, has proven to be valuable to our collective performance, capabilities and profile, and we believe especially additive across each phase of our SPAC and business combination.

Colin Kaepernick’s Vast, Highly Relevant Network

Mr. Kaepernick possesses a vast network of high-profile and supportive relationships including titans of industry, Silicon Valley pioneers, leading venture capitalists, globally recognized musicians, athletes, actors and business and cultural leaders who are actively addressing diversity, inclusion, climate and sustainability, accessibility, and ESG principles.

We believe this access to prominent founders, CEOs, celebrities and individuals, especially those who have either founded, led, endorsed or invested in many iconic consumer brands, will be a meaningful advantage to successfully source attractive deals, provide valuable perspective during diligence and create differentiated value post business combination. We believe that with Mr. Kaepernick as a long-term Director and brand ambassador, our combined network will be especially helpful to support the recruitment of world-class partners and investors and securing service providers and experts to accelerate the growth of our target company.

Najafi’s Track Record of Success with Celebrity Partners

Celebrity partners who are authentic and have massive reach and a strong connection with their audience can be a powerful advantage to a brand. This is especially advantageous for public entities due to the maximized awareness, growth potential, marketing and overall value proposition. They can also be an attractive value driver to develop additional business models and revenue-generating opportunities post-business combination including creating Sub-Brands, JVs, and bolt-on acquisitions.

Najafi has significant experience and expertise partnering with celebrities which has resulted in a network of high-profile relationships. Najafi invested in the brand studio, Beach House Group, the parent and operating company of four mission-driven consumer brands with celebrity co-founders including: Moon with Kendall Jenner in the Oral Care space; Pattern with Tracee Ellis Ross in haircare; Beis with Shay Mitchell for travel; and Florence with Millie Bobby Brown in clean beauty and cosmetics. Najafi also invested in Scarlett Johansson’s eco-friendly, plant-based skincare line, the Outset Group. Each of these direct-to-consumer companies are tied to an authentic and related social cause that provide awareness, donations and engagement. For example, Pattern by Tracee Ellis Ross celebrates and serves the underrepresented community of women who have curly hair and supports a variety of organizations that empower women and people of color.

We believe the long-term involvement of the right individual, like Mr. Kaepernick, with equity ownership in a brand signals a permanent relationship, invigorates the brand and can create value across many areas including brand monetization, favorable marketing and PR, business development and enhanced consumer connection. They infuse excitement and salesforce motivation and their ability to create and self-distribute content can increase customer acquisition, engagement and lifetime value. Celebrity engagement acts as a catalyst to enhance a company’s mission-driven principles, perception and subsequent actions.

We believe our highly differentiated and high-profile network of long-term relationships and contacts, driven by Mr. Kaepernick’s involvement, will enhance our ability to attract potential target companies and accelerate the growth trajectory and profitability post-business combination.

Our Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target companies. We have used and will continue to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target company that does not meet these criteria and guidelines. We seek to acquire a company in the consumer space and have used and will continue to use the following non-exclusive criteria for determining opportunities:

●	Would benefit from our capabilities and expertise: We are identifying companies that could benefit from our officers, directors, Najafi and Mr. Kaepernick, and our strategic advisors’ extensive experience, insights, networks, and operating and financial capabilities in addition to our “halo effect” and track record of driving growth, value and profitability

●	Has operations and ESG-related characteristics that align with our investment strategy: We are looking to acquire a business which aligns with our investment strategy of supporting companies that currently have or have the potential to generate a positive social impact and which have the potential to grow and create shareholder value

●	Defensible business niche: We are looking to acquire one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors

●	Has a committed and capable management team: We are seeking companies that have trustworthy, talented, experienced, and highly competent management teams

●	Has the potential to grow as a platform for inorganic growth: We are seeking companies that can serve as a platform for future synergistic acquisitions

Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, but if the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a seeking stockholder approval or conducting a tender offer, as applicable. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third- parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sourcing of Potential Initial Business Combination Targets

Our team’s significant operating and transaction experience and relationships has provided and will continue to provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists and entrepreneurs. This network has grown through the activities of our team sourcing, acquiring and financing businesses, the reputation of our team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our team in executing transactions under varying economic and financial market conditions.

This network has provided our team with a flow of referrals, which in the past has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that this network will provide us with multiple investment opportunities. In addition, target business combination candidates have been and may be brought to our attention by various unaffiliated sources, including participants in our targeted markets and their advisors, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We have engaged Moelis, a firm that specializes in business combinations on a formal basis, and to which we may pay a finder’s fee or other compensation based on the terms of the transaction. We have engaged Moelis as our management determined that the use of a finder could bring opportunities to us that may not otherwise be available to us and to provide advice related to potential business combinations. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case, the fee to Moelis will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our team. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view.

Members of our team directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our officers and directors have agreed not to participate in the formation of, or become an officer, director or strategic advisor of, any other special purpose acquisition company that has publicly filed a registration statement with the SEC without our prior written consent, which will not be unreasonably withheld.

Financial Position

With funds available for a business combination in the amount of $345,000,000 as of December 31, 2021, after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company.	No
Merger of target into a subsidiary of the company.	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A different voting requirement may apply to our initial business combination based on applicable provisions of the DGCL or applicable stock exchange rules. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 12,937,501, or 37.5%, of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until March 5, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the initial public offering, or until March 5, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by March 5, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 5, 2023.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by March 5, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 5, 2023.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 5, 2023 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $612,101 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $612,101 (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside the trust account was $612,101.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 5, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 5, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by March 5, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 5, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 5, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 5, 2023 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 5, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 5, 2023;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least March 5, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	negative publicity, including in relation to Colin Kaepernick, whether true or false, or the loss of Mr. Kaepernick’s involvement or support for our Company, could impact the business of any potential target business with which we consummate a business combination, and have a material adverse effect on our ability to consummate an initial business combination; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) our Quarterly Report on Form 10-Q for the period ended March 31, 2021 as filed with the SEC on May 17, 2021 and (iii) 2021 Third Quarter 10-Q Amendment. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 2525 E Camelback Rd, 850, Phoenix, AZ 85016, and our telephone number is (602) 476-0600. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the NYSE under the symbols MACC.U, MACC and MACC.W, respectively. Our units commenced public trading on March 3, 2021, and our public shares and public warrants commenced separate public trading on April 23, 2021.

(b)	Holders

On March 31, 2022, there was one holder of record of our units, one holder of record of shares of our Class A common stock, one holder of record of shares of our Class B common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On March 5, 2021, pursuant to the Registration Statement, which was declared effective on March 2, 2021, the Company consummated its initial public offering of 34,500,000 units, including 4,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Loop Capital Markets acted as lead manager and Cantor and Moelis acted as joint book-running managers, with Cantor acting as the representative of the underwriters of the initial public offering.

A total of $345,000,000 of the proceeds from the initial public offering (which amount includes $12,075,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Mission Advancement Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a Delaware corporation structured as a blank check company formed for the purpose of effecting our initial business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2021, we had a net income of $11,066,748. We incurred $2,288,173 of formation and operating costs consisting mostly of general and administrative expenses and offering expense related to warrants of $864,511. We had investment income of $18,988 on our amounts held in the trust account and change in fair value of warrant liabilities of $14,200,444.

For the period from December 22, 2020 (Inception) to December 31, 2020, we had a net loss of $761. We incurred $761 of formation and operating costs consisting mostly of general and administrative expenses.

We reclassified a portion of the offering costs associated with the initial public offering originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $864,511 based on a relative fair value basis. The change in fair value of warrants was a decrease in the liability of $14,200,444 and $0, respectively, for the years ended December 31, 2021 and December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside the trust account of $612,101 available for working capital needs. All remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

On December 1, 2021, we issued the Promissory Note to our sponsor in the principal amount of up to $1,500,000. The Promissory Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. As of December 31, 2021, the outstanding balance of the Promissory Note was $550,000. See “Conversion Feature of Promissory Note” below and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information regarding the Promissory Note.

Going Concern

The Company anticipates that the $612,101 outside of the trust account as of December 31, 2021, might not be sufficient to allow the Company to operate until March 5, 2023, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 6 to our financial statements) or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

The Company has until March 5, 2023, 24 months from the closing of the initial public offering, to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate. There is a possibility that a business combination might not happen within the Combination Period.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement pursuant to which we pay our sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Since March 5, 2021, we have paid the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred $99,677 in such fees in the year ended December 31, 2021.

Critical Accounting Estimates

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Derivative Warrant Liabilities

We issued an aggregate of 17,433,333 warrants in connection with our initial public offering and private placement, which, are recognized as derivative liabilities in accordance with ASC Topic 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At initial public offering, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At December 31, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations.

Conversion Feature of Promissory Note

On December 1, 2021, we issued the Promissory Note to our sponsor. The Promissory Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The lender may elect to convert up to $1,500,000 of the unpaid principal balance of the Promissory Note into warrants, each warrant exercisable for one share of our Class A common stock upon the consummation of an initial business combination. This embedded conversion feature is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. It is valued using the Geske compound valuation model and at both issuance date and December 31, 2021, its value was de minimis.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments.

In our 2021 Third Quarter 10-Q Amendment, we restated our previously filed (i) balance sheet as of March 5, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with SEC on March 11, 2021and (ii) unaudited financial statements for the three months ended March 31, 2021 and for the six months ended June 30, 2021 contained in our Quarterly Reports on Form 10-Q filed with the SEC on May 17, 2021 and August 12, 2021, respectively. This restatement constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In addition, during the fourth quarter of 2021, we determined that deferred legal representation fees should have been recognized as liability and recorded in the Company’s statement of operations. Amounts that should have been recognized prior to the fourth quarter of 2021 were recorded as of December 31, 2021. This represented an additional material weakness.

In light of this restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jahm Najafi	57	Chief Executive Officer and Co-Chairman
Peter Keane	38	Chief Financial Officer
Dean Schnider	38	COO and Head of Business Development
Colin Kaepernick	34	Co-Chairman
Katia Beauchamp	39	Director
Stacie Olivares	47	Director
Omar Johnson	47	Director
Attica Jaques	49	Director

The experience of our directors and executive officers is as follows:

Jahm Najafi has served as our CEO and Co-Chairman of our Board since inception. Since 2002, Mr. Najafi has served has founder, CEO and owner of The Najafi Companies, which is an entrepreneurially driven private investment firm with significant holdings in consumer, retail, ecommerce, sports, media, and technology. From 1990 to 2002, Mr. Najafi was an entrepreneur and Partner at Pivotal Group, a real estate investment firm that repositioned The Ritz Carlton in Phoenix and St. Regis and the Century Plaza in Los Angeles, and Promontory in Park City. From 1986 to 1990, Mr. Najafi worked at Salomon Brothers Investment Banking, now a division of Citigroup. Mr. Najafi is a significant shareholder and Vice Chairman of both the Phoenix Suns and McLaren F1 Racing. In addition, Mr. Najafi is a Governor on the Board of the NBA and a Director on the Smithsonian Institution National Board and has served on numerous other philanthropic boards. He is active with YPO Gold and the Chief Executives Organization, was a Board member of the Phoenix Symphony, and is the founder of Social Venture Partners Arizona which is focused on mission-driven non-profit enterprises. Mr. Najafi earned his Master of Business Economics degree from Harvard University after earning his Bachelor of Economics and Development Studies degrees from the University of California, Berkeley.

Colin Kaepernick has served as our Co-Chairman of our Board since inception. Mr. Kaepernick is a globally recognized athlete, dedicated philanthropist, and accomplished entrepreneur, who has mobilized a national following in response to his social and cultural leadership. In June 2020, Mr. Kaepernick joined the board of directors of Medium, a digital publishing platform. In November 2019, Mr. Kaepernick founded Kaepernick Publishing, a publishing company focused on elevating a new generation of writers and creators. In June 2016, Mr. Kaepernick founded and serves as the Chief Executive Officer of Ra Vision Media, a multidisciplinary media company that showcases the work of Black and Brown directors, producers, creators and storytellers. In December 2015, Mr. Kaepernick began the Know Your Rights Organization to support Black and Brown communities through education, self-empowerment and mass-mobilization. From 2011 to 2016, Mr. Kaepernick played as a Quarterback on the San Francisco 49ers. Since 2013, Mr. Kaepernick has signed endorsement agreements with companies, including Beat by Dre, Nike, Disney and Ben and Jerry’s. Over the past five years, he has been an investor in consumer companies with a social impact element. Mr. Kaepernick has been awarded the Sports Illustrated Muhammad Ali Legacy Award, Amnesty International Ambassador of Conscience Award, GQ Magazine Citizen of the Year, Harvard University W. E. B. Du Bois Medal and Robert F. Kennedy Human Rights Ripple of Hope Laureate. In addition, he has been inducted into the University of Nevada’s Hall of Fame. Mr. Kaepernick holds a B.A. in Business Management from the University of Nevada.

Dean Schnider has served as the COO and Head of Business Development since inception. Since 2018, Mr. Schnider has been a Partner at The Najafi Companies and runs the Najafi office in Los Angeles. Mr. Schnider is an active leader across all investment and execution activities from sourcing and diligence to deal-making and growth initiatives. Previously, from December 2008 to July 2018, he was a senior executive at Management 360, an entertainment company that manages the careers of high-profile celebrity talent and produced the “Game of Thrones” TV series and “Steve Jobs” movie. At Management 360, Mr. Schnider led their strategic venture capital investments into early stage and high growth consumer companies. Mr. Schnider is an active advisor and angel investor in many companies including SpaceX, Away Luggage and Lime Scooters in addition to other mission-driven businesses including Beekeeper’s Naturals, Prizeo and Heal. From August 2006 to November 2020 Mr. Schnider was the Founder of TeleGaleria, an online shopping platform with ecommerce, a social network and content that served the U.S. Hispanic market. Mr. Schnider sits on the Board of The Science & Entertainment Exchange, is an advisor to the Helena Organization and is active with the XPRIZE organization. Mr. Schnider holds a B.A. in Leadership Studies from the University of Michigan.

Peter Keane has served as the Chief Financial Officer since inception. Since March 2020, Mr. Keane is also currently the Chief Financial Officer of The Najafi Companies. Mr. Keane is responsible for overseeing all financial and transaction related matters across the portfolio of companies. Prior to joining The Najafi Companies, from September 2019 to March 2020, Mr. Keane served as Director of Accounting for Katerra, Inc., a tech-enabled global construction company. Prior to Katerra, from August 2005 to September 2019, Mr. Keane held various positions at PricewaterhouseCoopers, most recently as an Audit and Assurance Director focusing on technology, media and telecommunications. During his tenure at PricewaterhouseCoopers, he was responsible for leading the audits of several Fortune 1000 companies and supporting clients with initial public offerings, acquisitions and integrations, process optimization, and SEC reporting. Mr. Keane is a CPA and received his B.S. in Accounting from Georgetown University, and holds an M.S. in Accounting from Boston College.

Stacie Olivares has served as one of our directors since March 2021. Ms. Olivares is one of thirteen Trustees of the California Public Employees’ Retirement System (CalPERS), the largest public pension in the United States overseeing approximately $445 Billion. Appointed by the Governor in 2019, she serves on four committees of the CalPERS Board of Administration: Governance, Finance & Administration, Investment, and Performance, Compensation & Talent Management. Previously, Ms. Olivares served as Chief Investment Officer of Lendistry, a minority-owned CDFI and fintech lender. Prior to Lendistry, from October 2011 to January 2018 she was the Managing Director and Chief Investment Officer of the California Organized Investment Network (COIN), which guided insurance investments for financial, environmental, and social returns. During her tenure, the value of insurers’ COIN holdings rose from $6.6 billion in 2011 to approximately $29 billion in 2018. Envisioning the potential of technology to create new markets and preserve the environment, Ms. Olivares developed early clean technology portfolios at Morgan Stanley that hedged 2009 financial crisis risk. Before Wall Street, she led the State of California’s economic advisory board and advanced trade, housing, and job growth as the state’s economy grew from the 6th to the 4th largest in the world. Ms. Olivares advises several early stage companies and serves on the board of the Hispanic Heritage Foundation. Ms. Olivares earned a Bachelor’s in economics from University of California at Berkeley and holds a Master’s in public policy from Harvard University.

Omar Johnson has served as one of our directors since March 2021. Mr. Johnson founded ØPUS United in January 2018, a modern professional services firm that features a multi-disciplined collective of award-winning athletes, data scientists, creatives, and musicians, who understand the anatomy of world-class brands. Øpus has become an extension of the CMO office with its proprietary Culture-Centric Analytics and Øpus Score. Through his work with ØPUS United, Mr. Johnson has also been actively involved in developing initiatives, such as We The People and We Got Next, and authored Dear White Corporate America to encourage conversations around racial equity and the empowerment of younger generations to take action through polling, voting, and representation within the government.  Prior to founding ØPUS United, Mr. Johnson was the VP of Marketing at Apple. From October 2012 to October 2016, he served as the CMO of Beats by Dr. Dre, leading all facets of marketing, ranging from brand development and positioning to advertising and global digital marketing. Under Johnson’s tenure, Beats grew from $20 million to a $2.0 billion dollar category leader, becoming the #1 premium headphone in over 25 countries, which led to the subsequent purchase by Apple for $3 billion in 2014. Adweek named Mr. Johnson a “Brand Genius,” and Business Insider named him one of the “Most Innovative CMOs” in 2016. Additionally, Mr. Johnson has worked on hundreds of winning marketing campaigns while at international brands such as Nike, Coca-Cola, Kraft Foods, and Campbell Soup. Mr. Johnson received a BS in Biology and Chemistry from Georgia State University and an MBA from Emory University.

Katia Beauchamp has served as one of our directors since March 2021. Ms. Beauchamp is the co-founder of Birchbox, the discovery commerce beauty business launched in 2010. Ms. Beauchamp co-created the Birchbox concept bringing demand generation and demand capture into one experience. In the early years of Birchbox, Ms. Beauchamp focused on establishing Birchbox’s B2B brand where she forged revenue-generating partnerships with many brands, including L’Oréal, LVMH and Estee Lauder. From 2010 to 2016, Ms. Beauchamp led Birchbox’s fundraising efforts with outside financing from private equity and debt. In 2012, Ms. Beauchamp orchestrated and closed an acquisition of a European-based business, expanding Birchbox operations into France, UK and Spain. Other company expansions include launching Birchbox Grooming in 2012 and in-house beauty brands Arrow and LOC in 2015. In 2018, Ms. Beauchamp created a strategic partnership with Walgreens Boots Alliance to expand Birchbox to physical retail. Ms. Beauchamp managed the all-cash sale of Birchbox’s wholly owned French subsidiary, followed by the sale of the entire company to Fem Tech. She has received many awards including Advertising Age’s Women to Watch (AdAge, published on June 4, 2012), CEW Achievers Award (Cosmeticsdesign.com, published on October 24, 2016), Fortune 40 Under 40 (Fortune, published in 2013), Inc. 30 Under 30 (Fortune, published on September 19, 2013), Marie Claire’s New Guard (Marie Claire, published on October 17, 2013), WWD Digital Innovator of the Year (WWD, published on December 9, 2011), and YMA Fashion’s Entrepreneur of the Year (MrMag, published on January 10, 2018), Hola Magazine’s Top 100 Latina Powerhouse (Hola, published on September 18, 2020), among others. She is currently an Entrepreneur-in-Residence at Harvard Business School, meeting with students and faculty as an official advisor on campus. Ms. Beauchamp holds a B.A. in International Studies and Economics from Vassar College and an M.B.A. from Harvard Business School.

Attica Jaques has served as one of our directors since March 2021. Ms. Jaques currently serves as the Head of Global Brand Consumer Marketing at Google (NASDAQ: GOOG) since December 2019. In this capacity, she leads a large team to develop consumer brand campaigns and partnerships (brand, celebrity/influencer) across platforms used by over 4 Billion people including Google Search, Assistant, Google Shopping, Google My Business, Maps, among many others. As part of her team’s responsibilities, she also leads inclusive marketing across the platform. Prior to joining Google, she was SVP of Global Brand Management at Under Armour (NYSE: UAA) and was responsible for global brand strategy across all 12 sport categories, development of global brand campaigns, 360 strategic planning, long-range planning, brand innovation, reporting and analytics. Prior to this, Ms. Jaques was the VP of Global Marketing at Gap where she successfully launched Gap, Banana Republic and Old Navy in international markets and built upon her marketing experience in luxury fashion and public relations at Barney’s New York and Prada. In 2015, she received the honor of being named Advertising Age’s “Women to Watch” (AdAge, published on June 4, 2012), and was recently named one of the most influential women in business by Black Enterprise. In her career, she has lived in Tokyo and Milan and brings a unique global perspective and passion for diversity, equity, inclusion and belonging. Ms. Jaques holds a Master’s degree in Strategic Communications from Columbia University and a Bachelor’s degree in Sociology from UCLA. She also completed executive programs from the Judge School of Business at Cambridge (UK) and Design Thinking (D. School) at Stanford University.

Board Advisors

For more information on the backgrounds and experiences of our advisors, see the “Summary” of our Registration Statement.

Number and Terms of Office of Officers and Directors

Our board of directors consists of 6 members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Jahm Najafi, Katia Beauchamp, and Stacie Olivares will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Omar Johnson and Attica Jaques, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Colin Kaepernick, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at https://www.missioncorp.com.

Audit Committee

We have established an audit committee of the board of directors. Stacie Olivares, Katia Beauchamp, and Attica Jacques serve as members of our audit committee, and Ms. Olivares chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Olivares qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Stacie Olivares and Katia Beauchamp serve as members of our compensation committee. Ms. Beauchamp chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, until March 5, 2023 or the consummation of our initial business combination, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, have been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance committee are Stacie Olivares and Katia Beauchamp. Ms. Beauchamp serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website at https://www.missioncorp.com/. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our directors has received any cash compensation for services rendered to us. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team and will continue to do so through the earlier of the consummation of our initial business combination and our liquidation. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

On February 11, 2021, our sponsor transferred 265,000 founder shares to our independent directors (25,000 founder shares each) and advisors (15,000 founder shares each), which are subject to forfeiture (i) if our initial business combination is not consummated and (ii) unless the independent director or advisor ceases his or her role with our Company prior to the consummation of the initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 43,125,000 shares of our common stock, consisting of (i) 34,500,000 shares of our Class A common stock and (ii) 8,625,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Mission Advancement Sponsor LLC (our sponsor) (2)	—	—	8,375,000	97.1%	19.4%
Peter Keane (2)	—	—	8,375,000	97.1%	19.4%
Jahm Najafi (2)	—	—	8,375,000	97.1%	19.4%
Dean Schnider (2)	—	—	—	—	—
Colin Kaepernick (2)	—	—	—	—	—
Katia Beauchamp	—	—	25,000	*	*
Stacie Olivares	—	—	25,000	*	*
Omar Johnson	—	—	25,000	*	*
Attica Jaques	—	—	25,000	*	*
All executive officer and directors as a group (8 individuals)	—	—	8,475,000	98.3%	19.7%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2525 E Camelback Rd, 850, Phoenix, AZ 85016.
(2)	Mission Advancement Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Peter Keane and Jahm Najafi are the managing members of our sponsor and have voting and investment discretion with respect to the common stock held of record by our sponsor. By virtue of this relationship, Peter Keane and Jahm Najafi may be deemed to have beneficial ownership of the securities held of record by our sponsor. Certain of our directors and officers are, directly or indirectly, members of our sponsor or have direct or indirect economic interests in our sponsor. Certain directors and officers disclaim beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 22, 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,187,500 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. On March 2, 2021, the Company effected a stock dividend of approximately 0.2 shares for each share of Class B common stock outstanding, resulting in the sponsor holding on aggregate of 8,625,000 founder shares, 20% of the outstanding shares.

Our sponsor purchased 5,933,333 private placement warrants, at a price of $1.50 per warrant, or $8,900,000 in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

On February 11, 2021, our sponsor transferred 265,000 founder shares to our independent directors (25,000 founder shares each) and advisors (15,000 founder shares each), which are subject to forfeiture (i) if our initial business combination is not consummated and (ii) unless the independent director or advisor ceases his or her role with our Company prior to the consummation of the initial business combination.

We currently utilize office space at 2525 E Camelback Rd, 850, Phoenix, AZ 85016 from our sponsor. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Except as otherwise disclosed in this Report, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On December 22, 2020, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the initial public offering. The Company has repaid the sponsor note in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

On December 1, 2021, we issued the Promissory Note to our sponsor in the principal amount of up to $1,500,000. The Promissory Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummates its initial business combination and (ii) the date of our liquidation. At the election of the sponsor, all or a portion of the unpaid principal amount of the Promissory Note may be converted into warrants, each warrant exercisable for one share of Class A common stock upon the consummation of an initial business combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the private placement warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Promissory Note. As of December 31, 2021, the outstanding balance of the Promissory Note was $550,000.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Katia Beauchamp, Stacie Olivares, Omar Johnson, and Attica Jaques are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $74,418. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $46,350. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We paid Marcum $3,435 for tax return preparation services for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

MISSION ADVANCEMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Mission Advancement Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mission Advancement Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and period from December 22, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and period from December 22, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 31, 2022

MISSION ADVANCEMENT CORP.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$612,101	$—
Prepaid expenses	382,760	—
Deferred offering costs associated with IPO	—	41,739
Total current assets	994,861	41,739
Prepaid expenses – non-current portion	64,422	—
Investment held in Trust Account	345,018,988	—
Total assets	$346,078,271	$41,739

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$1,432,959	$—
Sponsor loans	550,000	17,500
Total current liabilities	1,982,959	17,500
Warrant liabilities	9,089,893	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	23,147,852	17,500

Commitments and Contingencies (Note 7)
Class A Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share	345,018,988	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(22,089,432)	(761)
Total stockholders’ (deficit) equity	(22,088,569)	24,239
Total liabilities, common stock subject to possible redemption and stockholders’ (deficit) equity	$346,078,271	$41,739

See accompanying notes to financial statements.

MISSION ADVANCEMENT CORP.

STATEMENTS OF OPERATIONS

	For the	For the Period From
	Year	December 22,
	Ended	2020 (Inception) to
	December 31,	December 31,
	2021	2020

Formation and operating costs	$2,288,173	$761
Loss from operations	(2,288,173)	(761)

Other income (loss)
Interest income on trust account	18,988	—
Change in fair value of warrant liabilities	14,200,444	—
Offering expenses related to warrant issuance	(864,511)	—
Total other income	13,354,921	—

Net income (loss)	$11,066,748	$(761)

Weighted average shares outstanding Class A	28,545,205	—
Basic and diluted net income per share	$0.30	$—
Weighted average shares outstanding Class B	8,225,342	6,250,000
Basic and diluted net income per share	$0.30	$(0.00)

See accompanying notes to financial statements.

MISSION ADVANCEMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 22, 2020 (INCEPTION) TO DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Sale of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(761)	(761)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(761)	$24,239
Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	—	—	323,770,836	—	323,774,286
Excess of cash received over fair value of private placement warrants	—	—	—	—	799,888	—	799,888
Deferred underwriting discount	—	—	—	—	(12,075,000)	—	(12,075,000)
Other offering cost charged to Stockholders’ equity	—	—	—	—	(659,742)	—	(659,742)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,860,119)	(33,137,733)	(345,001,302)
Net income	—	—	—	—	—	11,066,748	11,066,748
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(17,686)	(17,686)
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(22,089,432)	$(22,088,569)

See accompanying notes to financial statements.

MISSION ADVANCEMENT CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from December 22 (Inception) to December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$11,066,748	$(761)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust account	(18,988)	—
Change in fair value of warrant liabilities	(14,200,444)	—
Offering costs allocated to warrants	864,511	—
Changes in current assets and current liabilities:
Prepaid assets	(447,182)	—
Deferred offerings costs	—	(41,739)
Accounts payable	1,432,959	—
Net cash used in operating activities	(1,302,396)	(42,500)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000	—
Proceeds from issuance of Private Placement Warrants	8,900,000	—
Proceeds from issuance of Founder Shares	—	25,000
Repayment of promissory note to related party	532,500	—
Borrowings from sponsor	—	17,500
Payments of offering costs	(618,003)	—
Net cash provided by financing activities	346,914,497	42,500

Net Change in Cash	612,101	—
Cash - Beginning	-	—
Cash - Ending	$612,101	$—

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$345,000,000	$—
Initial value of warrant liabilities	$23,290,337	$—
Change in value of Class A common stock subject to possible redemption	$18,988	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$16,739

See accompanying notes to financial statement

MISSION ADVANCEMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet engaged in any operations or generated any revenues to date. All activity through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and identifying a target company for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on March 2, 2021 (the “Effective Date”). On March 5, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.

Transaction costs amounted to $19,634,742 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $659,742 of other offering costs. Of the total transaction costs $864,511 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Trust Account

Following the closing of the IPO on March 5, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination.

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

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

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the IPO to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company’s sponsor, Mission Advancement Sponsor LLC (the “sponsor”), officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 6), private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $612,101 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

Going Concern

The Company anticipates that the $612,101 outside of the Trust Account as of December 31, 2021, might not be sufficient to allow the Company to operate until March 5, 2023, the Combination Period (as defined below), assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 6), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

The Company has until March 5, 2023, 24 months from the closing of the IPO, to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 5, 2023.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or the Company’s ability to consummate a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

In connection with the Company’s search for a Business Combination, the Company incurred certain contingent legal fees that were only due and payable upon the consummation of a Business Combination. In the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2021 and September 30, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2021 and November 9, 2021, as amended January 10, 2022, respectively, the Company accounted for these legal fees as contingent liabilities and did not recognize such fees as expenses.

During the fourth quarter of 2021, the Company reevaluated this accounting treatment and determined that such legal fees represent a contractual obligation rather than a contingent liability, and therefore the fees should be expensed in the period in which the legal services are performed.

In accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with the Audit Committee of its Board of Directors, concluded that its previously issued and impacted financial statements should be revised to record the deferred legal fees.

Impact of the Revision

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Balance Sheet as of June 30, 2021
Accounts payable and accrued expenses	$327,994	$27,114	$355,108
Total current liabilities	327,944	27,114	355,108
Total liabilities	$27,355,696	$27,114	$27,382,810
Accumulated deficit (as restated)	(26,149,084)	(27,114)	(26,176,198)
Total stockholders’ (deficit) equity (as restated)	(26,148,221)	(27,114)	(26,175,335)

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Operations
For the three months ended June 30, 2021
Formation and operating costs	$219,505	$27,114	$246,619
Loss from operations	(219,505)	(27,114)	(246,619)
Net income (loss)	$8,760,407	$(27,114)	$8,733,293
Basic and diluted net income per share attributable to Class A Shares (as restated)	0.20	0.00	0.20
Basic and diluted net income per share attributable to Class B Shares (As Restated)	0.20	0.00	0.20

For the six months ended June 30, 2021
Formation and operating costs	$485,016	$27,114	$512,130
Loss from operations	(485,016)	(27,114)	(512,130)
Net income (loss)	$6,994,564	$(27,114)	$6,967,450
Basic and diluted net income per share attributable to Class A Shares (as restated)	0.23	0.00	0.23
Basic and diluted net income per share attributable to Class B Shares (As Restated)	0.23	0.00	0.23

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Cash Flows for the six months ended June 30, 2021
Net income (loss)	$6,994,564	$(27,114)	$6,967,450
Changes in current assets and current liabilities:
Accounts payable	$327,994	$27,114	$355,108

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Balance Sheet as of September 30, 2021
Accounts payable and accrued expenses	$367,637	$167,880	$535,517
Total current liabilities	367,637	167,880	535,517
Total liabilities	$22,788,207	$167,880	$22,956,087
Accumulated deficit (as restated)	(21,974,763)	(167,880)	(22,142,643)
Total stockholders’ (deficit) equity (as restated)	(21,973,900)	(167,880)	(22,141,780)

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Operation
For the three months ended September 30, 2021
Formation and operating costs	$432,811	$140,766	$573,577
Loss from operations	(432,811)	(140,766)	(573,577)
Net income (loss)	$4,179,531	$(140,766)	$4,038,765
Basic and diluted net income per share attributable to Class A Shares (as restated)	0.10	(0.01)	0.09
Basic and diluted net income per share attributable to Class B Shares (As Restated)	0.10	(0.01)	0.09

For the nine months ended September 30, 2021
Formation and operating costs	$917,827	$167,880	$1,085,707
Loss from operations	(917,827)	(167,880)	(1,085,707)
Net income (loss)	$11,174,095	$(167,880)	$11,006,215
Basic and diluted net income per share attributable to Class A Shares (as restated)	0.32	0.00	0.32
Basic and diluted net income per share attributable to Class B Shares (As Restated)	0.32	0.00	0.32

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Cash Flows for the nine months ended September 30, 2021
Net income (loss)	$11,174,095	$(167,880)	$11,006,215
Changes in current assets and current liabilities:
Accounts payable	$367,637	$167,880	$535,517

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Marketable Securities Held in Trust Account

At December 31, 2021, the Trust Account had $345,018,988 held in marketable securities. During the period of January 1, 2021 to December 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. Marketable securities held in trust account are classified as Held-for-Trading Securities and are reported at fair value with unrealized gains or losses included in earnings of the current period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Common Share

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

Below is a reconciliation of the net income (loss) per common stock:

	For the Year Ended December 31, 2021	For the Period from December 22 (Inception) to December 31, 2020
Redeemable Class A Common Stock
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$8,591,185	$—
Denominator:
Weighted average Redeemable Class A common stock, Basic and Diluted	28,545,205	—
Basic and diluted net loss per share, redeemable Class A common stock	$0.30	$—

Non-Redeemable Common Stock
Numerator:
Net income (loss) allocable to non-redeemable Class B common stock	$2,475,563	$(761)
Denominator:
Weighted average non-redeemable Class B common stock	8,225,342	6,250,000
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.30	$(0.00)

Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 5, 2021, offering costs totaling $19,634,742 have been charged to stockholders’ equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $659,742 of other offering costs). Of the total transaction costs $864,511 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 Topic and ASC Topic 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 17,433,333 common stock warrants issued in connection with its IPO (11,500,000) and Private Placement (5,933,333) as derivative warrant liabilities in accordance with ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At the IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At December 31, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in annual period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Arizona as its only “major” tax jurisdiction.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 34,500,000 Units, (at a price of $10.00 per Unit). Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.

Note 5 — Private Placement Warrants

Simultaneously with the closing of the IPO, the sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per warrant ($8,900,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO being held in the Trust Account.

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

Note 6 — Related Party Transactions

Founder Shares

On December 22, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 shares of Class B common stock, par value $0.0001 (the “founder shares”). On March 2, 2021, the Company effected a stock dividend of approximately 0.2 shares for each share of Class B common stock outstanding, resulting in the sponsor holding on aggregate of 8,625,000 founder shares.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial business combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares. The Company refers to such transfer restrictions as the lock-up. Notwithstanding the foregoing, the founder shares will be released from the lockup if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the company’s initial business combination.

On February 11, 2021, the Sponsor transferred 265,000 Founder Shares to 15 of the Company’s directors and advisors in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 265,000 Founder Shares granted to the Company’s directors and advisors was $1,648,300 or $6.22 per share. The Founders Shares were effectively assigned to the directors and advisors subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On December 22, 2020, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. As of December 31, 2021, the Company had repaid the sponsor note of $127,175 in full.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.  As of December 31, 2021 and December 31, 2020, there was $550,000 (as described further below) and $0, respectively, outstanding loan amounts under the Working Capital Loans.

On December 1, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the sponsor (the “Note”). The Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of Class A common stock of the Company upon the consummation of an initial business combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of December 31, 2021, the outstanding balance of the Note was $550,000.

The conversion feature included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value is de minimis.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $99,677 in the year ended December 31, 2021.

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption). As of December 31, 2020, there were no shares issued and outstanding.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock issued or outstanding.

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

Note 9 — Warrants

Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the initial business combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$345,018,988	$345,018,988	$-	$-
Liabilities:
Warrant liabilities	9,089,893	5,863,850	-	3,226,043
	$354,108,881	$350,882,838	$-	$3,226,043

At December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended December 31, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market.

The following table provides quantitative information regarding assumptions used to determine Level 3 fair value measurements:

At December 31, 2021
Stock price	$9.73
Strike price	$11.50
Term (in years)	5.91
Volatility	9.5%
Risk-free rate	1.34%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant
Liability
Fair value at January 1, 2021	$—
Initial value at IPO date	23,290,337
Transfer of Public Warrants from level 3 to level 1	(15,595,052)
Change in fair value	(4,469,242)
Fair value at December 31, 2021	$3,226,043

Note 11 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$438,676	$160
Federal net operating loss	38,013	—
Total deferred tax asset	476,689	160
Valuation allowance	(476,689)	(160)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(476,529)	(160)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	476,529	160
Income tax provision	$—	$—

The Company’s Federal net operating loss carryforward as of December 31, 2021 and 2020 amounted to $181,012 and $0, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from December 22, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $476,529 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	—	—
Permanent book/tax differences:
Change in fair value of warrants	(26.95)%	0.00)%
Warrant transaction costs	1.64%	0.00%
Change in valuation allowance	4.31%	(21)%
Income tax provision	—	—

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to permanent book to tax differenced related to transaction costs related to warrants, as well as change in fair value of warrants and full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and Arizona which remain open and subject to examination.

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 2, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated March 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated March 2, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated March 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and certain security holders. (3)
10.4	Private Placement Warrant Purchase Agreement, dated March 2, 2021, by and between the Company and the Sponsor. (3)
10.5	Administrative Support Agreement, dated March 2, 2021, by and between the Company and the Sponsor. (3)
10.6	Form of Indemnity Agreement. (2)
10.7	Promissory Note issued to Mission Advancement Sponsor LLC (1)
10.8	Securities Subscription Agreement between the Registrant and Mission Advancement Sponsor LLC. (1)
10.9	Promissory Note of the Company issued to Mission Advancement Sponsor LLC, dated December 1, 2021. (4)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
99.3	Nominating and Corporate Governance Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 9, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on February 12, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	MISSION ADVANCEMENT CORP.

	By:	/s/ Jahm Najafi
	Name:	Jahm Najafi
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jahm Najafi	Chief Executive Officer and Co-Chairman	March 31, 2022
Jahm Najafi	(Principal Executive Officer)

/s/ Colin Kaepernick	Co-Chairman	March 31, 2022
Colin Kaepernick

/s/ Peter Keane	Chief Financial Officer	March 31, 2022
Peter Keane	(Principal Financial and Accounting Officer)

/s/ Dean Schnider	COO and Head of Business Development	March 31, 2022
Dean Schnider

/s/ Katia Beauchamp	Director	March 31, 2022
Katia Beauchamp

/s/ Stacie Olivares	Director	March 31, 2022
Stacie Olivares

/s/ Omar Johnson	Director	March 31, 2022
Omar Johnson

/s/ Attica Jaques	Director	March 31, 2022
Attica Jaques