Form 10-Q
period 2022-03-31
Mission Advancement Corp.
filed 2022-05-13
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40127

MISSION ADVANCEMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1254144
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2525 E Camelback Rd, Ste 850
Phoenix, AZ 85016

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (602) 476-0600

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 13, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MISSION ADVANCEMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MISSION ADVANCEMENT CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$142,136	$612,101
Prepaid expenses	425,438	382,760
Total current assets	567,574	994,861
Prepaid expenses – non-current portion	—	64,422
Investments held in Trust Account	345,020,513	345,018,988
Total assets	$345,588,087	$346,078,271

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,045,423	$1,432,959
Sponsor loans	800,000	550,000
Total current liabilities	1,845,423	1,982,959
Warrant liabilities	4,006,691	9,089,893
Deferred underwriters’ discount	12,075,000	12,075,000
Total liabilities	17,927,114	23,147,852

Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	345,020,513	345,018,988

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,360,403)	(22,089,432)
Total stockholders’ deficit	(17,359,540)	(22,088,569)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$345,588,087	$346,078,271

See accompanying notes to condensed financial statements.

MISSION ADVANCEMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Formation and operating costs	$374,917	$265,511
Loss from operations	(374,917)	(265,511)

Other income (loss)
Interest income on trust account	22,269	1,302
Change in fair value of warrant liabilities	5,083,202	(637,123)
Offering expenses related to warrant issuance	—	(864,511)
Total other income (loss)	5,105,471	(1,500,332)

Net income (loss)	$4,730,554	$(1,765,843)

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	10,078,652
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.11	$(0.10)
Weighted average shares outstanding, Class B common stock	8,625,000	6,985,955
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.10)

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Deficit	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(22,089,432)	$(22,088,569)
Net income	—	—	—	—	—	4,730,554	4,730,554
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(1,525)	(1,525)
Balance as of March 31, 2022	—	$—	8,625,000	$863	$—	$(17,360,403)	$(17,359,540)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(761)	$24,239
Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	—	—	323,770,836	—	323,774,286
Excess of cash received over fair value of private placement warrants	—	—	—	—	799,888	—	799,888
Deferred underwriting discount	—	—	—	—	(12,075,000)	—	(12,075,000)
Other offering cost charged to Stockholders’ deficit	—	—	—	—	(659,742)	—	(659,742)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,860,119)	(33,137,733)	(345,001,302)
Net loss	—	—	—	—	—	(1,765,843)	(1,765,843)
Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(34,904,337)	$(34,903,474)

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,730,554	$(1,765,843)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on trust account	(22,269)	(1,302)
Change in fair value of warrant liabilities	(5,083,202)	637,123
Offering costs allocated to warrants	—	864,511
Changes in current assets and current liabilities:
Prepaid assets	21,744	(750,719)
Accounts payable	(387,536)	269,200
Net cash used in operating activities	(740,709)	(747,030)

Cash Flows from Investing Activities:
Proceeds from redemption of investment	—	(345,000,000)
Cash withdrawn from Trust Account to pay taxes	20,744	—
Net cash provided by (used in) investing activities	20,744	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of Private Placement Warrants	—	8,900,000
Repayment of promissory note to related party	—	(17,500)
Borrowings from sponsor	250,000	—
Payments of offering costs	—	(618,003)
Net cash provided by financing activities	250,000	346,364,497

Net Change in Cash	(469,965)	617,467
Cash - Beginning	612,101	—
Cash - Ending	$142,136	$617,467

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$23,290,337
Change in value of Class A common stock subject to possible redemption	$1,525	$1,302
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000

See accompanying notes to unaudited condensed financial statements

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not yet engaged in any operations or generated any revenues to date. All activity through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and identifying a target company for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs amounted to $19,634,742 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $659,742 of other offering costs. Of the total transaction costs $864,511 was expensed as non-operating expenses in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company’s sponsor, Mission Advancement Sponsor LLC (the “sponsor”), officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5), private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

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

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had cash outside the Trust Account of $142,136 and $612,101 available for working capital needs, respectively. As of March 31, 2022, $20,744 in the Trust Account was withdrawn to pay taxes. As of December 31, 2021, all remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

Going Concern

The Company anticipates that the $142,136 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate until March 5, 2023, the Combination Period, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

The Company has until March 5, 2023, 24 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that we will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 5, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $345,020,513 and $345,018,988 held in marketable securities, respectively. During the three months ended March 31, 2022 and 2021, the Company withdraw $20,744 and $0 from the Trust Account to pay its tax obligations, respectively. Marketable securities held in trust account are classified as Held-for-Trading Securities and are reported at fair value with unrealized gains or losses included in earnings of the current period.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per share is computed by dividing the pro rata net income (loss) between the Class A shares and the Class B shares by the weighted average number of shares outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Below is a reconciliation of the net income (loss) per common stock:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$3,784,443	$(1,042,937)
Denominator:
Weighted average Redeemable Class A common stock, Basic and Diluted	34,500,000	10,078,652
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.11	$(0.10)

Non-Redeemable Common Stock
Numerator:
Net income (loss) allocable to non-redeemable Class B common stock	$946,111	$(722,906)
Denominator:
Weighted average non-redeemable Class B common stock	8,625,000	6,985,955
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.11	$(0.10)

Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ deficit upon the completion of the IPO. Accordingly, on March 5, 2021, offering costs totaling $19,634,742 have been charged to temporary equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $659,742 of other offering costs). Of the total transaction costs $864,511 was reclassed to expense as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company accounts for its 17,433,333 common stock warrants issued in connection with its IPO (11,500,000) and Private Placement (5,933,333) as derivative warrant liabilities in accordance with ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. At the IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At March 31, 2022 and December 31, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

On February 11, 2021, the Sponsor transferred 265,000 Founder Shares to 15 of the Company’s directors and advisors in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 265,000 Founder Shares granted to the Company’s directors and advisors was $1,648,300 or $6.22 per share. The Founders Shares were effectively assigned to the directors and advisors subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Promissory Note — Related Party

On December 22, 2020, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

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

On December 1, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the sponsor (the “Note”). The Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of Class A common stock of the Company upon the consummation of an initial business combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s IPO. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of March 31, 2022 and December 31, 2021, the outstanding balance of the Note was $800,000 and $550,000, respectively.

The conversion feature included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value is de minimis.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $9,677 for the three months ended March 31, 2022 and 2021, respectively.

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Note 7 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued or outstanding.

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

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$345,020,513	$345,020,513	$—	$—
Liabilities:
Warrant liabilities	4,006,691	2,628,900	—	1,377,791
	$349,027,204	$347,649,413	$—	$1,377,791

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$345,018,988	$345,018,988	$—	$—
Liabilities:
Warrant liabilities	9,089,893	5,863,850	—	3,226,043
	$354,108,881	$350,882,838	$—	$3,226,043

At March 31, 2022 and December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

The following table provides quantitative information regarding assumptions used to determine Level 3 fair value measurements:

At March 31, 2022
Stock price	$9.79
Strike price	$11.50
Term (in years)	5.67
Volatility	4.9%
Risk-free rate	2.41%
Dividend yield	0%

At December 31, 2021
Stock price	$9.73
Strike price	$11.50
Term (in years)	5.91
Volatility	9.5%
Risk-free rate	1.34%
Dividend yield	0%

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant
Liability
Fair value at January 1, 2021	$—
Initial value at IPO date	23,290,337
Transfer of Public Warrants from level 3 to level 1	(15,595,052)
Change in fair value	(4,469,242)
Fair value at December 31, 2021	3,226,043
Change in fair value	(1,848,252)
Fair value at March 31, 2022	$1,377,791

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Mission Advancement Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Report”) including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a Delaware corporation structured as a blank check company formed for the purpose of effecting a business combination. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $4,730,554. We incurred $374,917 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $22,269 on our amounts held in the trust account and change in fair value of warrant liabilities of $5,083,202.

For the three months ended March 31, 2021, we had a net loss of $1,765,843. We incurred $265,511 of formation and operating costs consisting mostly of general and administrative expenses and offering expense related to warrants of $864,511. We had investment income of $1,302 on our amounts held in the trust account and change in fair value of warrant liabilities of $637,123.

We reclassified a portion of the offering costs associated with the IPO originally charged to temporary equity, to an expense in the statements of operations in the amount of $864,511 based on a relative fair value basis. The change in fair value of warrants was a decrease in the liability of $5,083,202 and increase in the liability of $637,123, respectively, for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash outside the trust account of $142,136 and $612,101 available for working capital needs, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of March 31, 2022 and December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of private placement warrants.

On December 1, 2021, we issued the Note to our sponsor in the principal amount of up to $1,500,000. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. As of March 31, 2022 and December 31, 2021, the outstanding balance of the Note was $800,000 and $550,000, respectively.

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Going Concern

We anticipate that the $142,136 outside of the trust account as of March 31, 2022, might not be sufficient to allow us to operate until March 5, 2023, the period we have to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our unaudited condensed financial statements) from the initial stockholders, our officers and directors, or their respective affiliates (which is described in Note 5 to our unaudited condensed financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

We can raise additional capital through Working Capital Loans from the initial stockholders, our officers, directors, or their respective affiliates (which is described in Note 5 to our unaudited condensed financial statements) or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in us. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

We have until March 5, 2023, 24 months from the closing of the IPO, to consummate a business combination (the “Combination Period”). However, if we are unable to complete a business combination within the Combination Period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate. There is a possibility that a business combination might not happen within the Combination Period.

Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement pursuant to which we pay our sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Since March 5, 2021, we have paid the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $9,677 in such fees for the three months ended March 31, 2022 and 2021, respectively.

Critical Accounting Estimates

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Derivative Warrant Liabilities

We issued an aggregate of 17,433,333 warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC Topic 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. At the IPO, we utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At March 31, 2022 and December 31, 2021, we used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations.

Conversion Feature of Promissory Note

On December 1, 2021, we issued the Note to our sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The lender may elect to convert up to $1,500,000 of the unpaid principal balance of the Note into warrants, each warrant exercisable for one share of our Class A common stock upon the consummation of an initial business combination. This embedded conversion feature is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. It is valued using the Geske compound valuation model and at both issuance date and March 31, 2022, its value was de minimis.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers (as defined below), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

In Amendment No. 1 of our Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, as filed with the SEC on January 10, 2022, we restated our previously filed (i) balance sheet as of March 5, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with SEC on March 11, 2021and (ii) unaudited financial statements for the three months ended March 31, 2021 and for the six months ended June 30, 2021 contained in our Quarterly Reports on Form 10-Q filed with the SEC on May 17, 2021 and August 12, 2021, respectively. This restatement constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In addition, during the fourth quarter of 2021, we determined that deferred legal representation fees should have been recognized as liability and recorded in our statements of operations. Amounts that should have been recognized prior to the fourth quarter of 2021 were recorded as of December 31, 2021. This represented an additional material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus as filed with the SEC on March 5, 2021, (ii) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 as filed with the SEC on January 10, 2022 and (iii) Annual Report for the fiscal year ended December 31, 2021 as filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in Business Combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021. There has been no material change in the planned use of proceeds from the Company’s IPO and private placement as described in the Company’s final prospectus related to the IPO, dated March 2, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	MISSION ADVANCEMENT CORP.

	By:	/s/ Jahm Najafi
Jahm Najafi
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Peter Keane
Peter Keane
Chief Financial Officer
(Principal Financial and Accounting Officer)