Form 10-Q
period 2022-06-30
Mission Advancement Corp.
filed 2022-08-09
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(602) 476-0600

(Registrant’s telephone number, including area code)

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

As of August 9, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MISSION ADVANCEMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the IPO (as defined below) to March 5, 2023, that the Company has to consummate a business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Mission Advancement Corp., a Delaware corporation;

●	“DGCL” are to the Delaware General Corporation Law;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 5, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

ii

●	“Note” are to the promissory note in the principal amount of up to $1,500,000 issued by the Company to the sponsor on December 1, 2021;

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 9, 2021, as amended, and declared effective on March 2, 2021 (File No. 333-252918);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Mission Advancement Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MISSION ADVANCEMENT CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$86,152	$612,101
Prepaid expenses	307,078	382,760
Total Current Assets	393,230	994,861
Prepaid expenses – non-current portion	—	64,422
Investments held in trust account	345,392,350	345,018,988
Total Assets	$345,785,580	$346,078,271

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$918,246	$1,432,959
Income taxes payable	41,571	—
Sponsor loans	950,000	550,000
Total Current Liabilities	1,909,817	1,982,959
Warrant liabilities	1,454,108	9,089,893
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	15,438,925	23,147,852

Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	345,198,058	345,018,988

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,852,266)	(22,089,432)
Total Stockholders’ Deficit	(14,851,403)	(22,088,569)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$345,785,580	$346,078,271

See accompanying notes to condensed financial statements.

MISSION ADVANCEMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$277,116	$246,619	$652,033	$512,130
Loss from operations	(277,116)	(246,619)	(652,033)	(512,130)

Other income:
Interest income on trust account	451,787	5,154	474,056	6,456
Change in fair value of warrant liabilities	2,552,583	8,974,758	7,635,785	8,337,635
Offering expenses related to warrant issuance	—	—	—	(864,511)
Total other income	3,004,370	8,979,912	8,109,841	7,479,580

Income before provision for income taxes	2,727,254	8,733,293	7,457,808	6,967,450
Provision for income taxes	(41,571)	—	(41,571)	—
Net income	$2,685,683	$8,733,293	$7,416,237	$6,967,450

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000	34,500,000	22,425,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.06	$0.20	$0.17	$0.23
Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	7,814,583
Basic and diluted net income per share, Class B common stock	$0.06	$0.20	$0.17	$0.23

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(22,089,432)	$(22,088,569)
Net income	—	—	—	—	—	4,730,554	4,730,554
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(1,525)	(1,525)
Balance as of March 31, 2022	—	$—	8,625,000	$863	$—	$(17,360,403)	$(17,359,540)
Net income	—	—	—	—	—	2,685,683	2,685,683
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(177,546)	(177,546)
Balance as of June 30, 2022	—	$—	8,625,000	$863	$—	$(14,852,266)	$(14,851,403)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(761)	$24,239
Sale of units in initial public offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	—	—	323,770,836	—	323,774,286
Excess of cash received over fair value of private placement warrants	—	—	—	—	799,888	—	799,888
Deferred underwriting discount	—	—	—	—	(12,075,000)	—	(12,075,000)
Other offering cost charged to Stockholders’ deficit	—	—	—	—	(659,742)	—	(659,742)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,860,119)	(33,137,733)	(345,001,302)
Net loss	—	—	—	—	—	(1,765,843)	(1,765,843)
Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(34,904,337)	$(34,903,474)
Net income	—	—	—	—	—	8,733,293	8,733,293
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(5,154)	(5,154)
Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(26,176,198)	$(26,175,335)

See accompanying notes to unaudited condensed financial statements.

MISSION ADVANCEMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income		$7,416,237	$6,967,450
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account		(474,106)	(6,456)
Change in fair value of warrant liabilities		(7,635,785)	(8,337,635)
Offering costs allocated to warrants		—	864,511
Changes in current assets and current liabilities:
Prepaid assets		140,104	(645,533)
Accounts payable and accrued expenses		(514,714)	355,108
Income taxes payable		41,571	—
Net cash used in operating activities		(1,026,693)	(802,555)

Cash Flows from Investing Activities:
Investment of cash in trust account		—	(345,000,000)
Cash withdrawn from trust account to pay franchise taxes		100,744	—
Net cash provided by (used in) investing activities		100,744	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount		—	338,100,000
Proceeds from issuance of private placement warrants		—	8,900,000
Repayment of promissory note to related party		—	(17,500)
Borrowings from sponsor		400,000	—
Payments of offering costs		—	(618,003)
Net cash provided by financing activities		400,000	346,364,497

Net Change in Cash		(525,949)	561,942
Cash - Beginning		612,101	—
Cash - Ending		$86,152	$561,942

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$		$345,000,000
Initial value of warrant liabilities	$		$23,290,337
Change in value of Class A common stock subject to possible redemption		$179,071	$6,456
Deferred underwriters’ discount payable charged to additional paid-in capital	$		$12,075,000

See accompanying notes to unaudited condensed financial statements

MISSION ADVANCEMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 1 — Organization and Business Operations

Organization and General

Mission Advancement Corp. was incorporated in Delaware on December 22, 2020. The Company was formed for the purpose of entering into a business combination. The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2022, the Company had not yet engaged in any operations or generated any revenues to date. All activity through June 30, 2022, relates to the Company’s formation and the initial public offering (described below) and identifying a target company for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on March 2, 2021. On March 5, 2021, the Company consummated the IPO of 34,500,000 units, at $10.00 per unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,933,333 private placement warrants, at a price of $1.50 per private placement warrant, which is discussed in Note 4.

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

Trust Account

Following the closing of the IPO on March 5, 2021, an amount of $345,000,000 from the net proceeds of the sale of the units in the IPO and the sale of the private placement warrants was placed in the trust account, which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

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

The Company’s sponsor, Mission Advancement Sponsor LLC, officers and directors have agreed to (i) waive their redemption rights with respect to their (x) founder shares, (y) shares underlying their private placement warrants (“private placement shares”) and (z) public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash outside the trust account of $86,152 available for working capital needs, respectively. As of June 30, 2022, $100,744 in the trust account was withdrawn to pay taxes. As of June 30, 2022, all remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of private placement warrants.

Going Concern

The Company anticipates that the $86,152 held outside of the trust account as of June 30, 2022, might not be sufficient to allow the Company to operate until March 5, 2023, the end of the Combination Period, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

The Company has until March 5, 2023, 24 months from the closing of the IPO, to consummate a business combination. It is uncertain that we will be able consummate a business combination within the Combination Period. If a business combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance ASU Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 5, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the trust account had $345,392,350 and $345,018,988 held in marketable securities, respectively. During the six months ended June 30, 2022, and 2021, the Company withdrew $100,744 and $0 from the trust account to pay its tax obligations, respectively. Marketable securities held in trust account are classified as “Held-for-Trading Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A common stock feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share is computed by dividing the pro rata net income between the Class A shares and the Class B shares by the weighted average number of shares outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Below is a reconciliation of the net income per common stock:

	For the Three Months Ended June 30,
	2022	2021
Redeemable Class A common stock
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$2,148,546	$6,986,634
Denominator:
Weighted average redeemable Class A common stock, Basic and Diluted	34,500,000	34,500,000
Basic and diluted net income per share, redeemable Class A common stock	$0.06	$0.20

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable Class B common stock	$537,137	$1,746,659
Denominator:
Weighted average non-redeemable Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.06	$0.20

	For the Six Months Ended June 30,
	2022	2021
Redeemable Class A common stock
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$5,932,990	$5,166,905
Denominator:
Weighted average redeemable Class A common stock, Basic and Diluted	34,500,000	22,425,000
Basic and diluted net income per share, redeemable Class A common stock	$0.17	$0.23

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable Class B common stock	$1,483,247	$1,800,545
Denominator:
Weighted average non-redeemable Class B common stock	8,625,000	7,814,583
Basic and diluted net income per share, non-redeemable Class B common stock	$0.17	$0.23

Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering and that were charged to stockholders’ deficit upon the completion of the IPO. Accordingly, on March 5, 2021, offering costs totaling $19,634,742 have been charged to temporary equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $659,742 of other offering costs). Of the total transaction costs $864,511 was reclassed to expense as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

“Fair value” is defined as “the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date”. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as “observable inputs such as quoted prices (unadjusted) for identical instruments in active markets”;

●	Level 2, defined as “inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active”; and

●	Level 3, defined as “unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable”.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 17,433,333 common stock warrants issued in connection with its IPO 11,500,000 and private placement 5,933,333 as derivative warrant liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging”. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. At the IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private placement warrants. At June 30, 2022 and December 31, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private placement warrants with changes in fair value charged to the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 1.52% and 0.00% for the three months ended June 30, 2022, and 2021, respectively, and 0.56% and 0.00% for the six months ended June 30, 2022, and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 34,500,000 units, (at a price of $10.00 per unit). Each unit consists of one share of Class A common stock, par value $0.0001 per share and one-third of one public warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

The private placement warrants will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the initial public offering.

Note 5 — Related Party Transactions

Founder Shares

On December 22, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for the founder shares, 7,187,500 shares of Class B common stock, par value $0.0001 . On March 2, 2021, the Company effected a stock dividend of approximately 0.2 shares for each share of Class B common stock outstanding, resulting in the sponsor holding on aggregate of 8,625,000 founder shares.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial business combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares. The Company refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, the founder shares will be released from the lockup if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the company’s initial business combination.

On February 11, 2021, the Sponsor transferred 265,000 founder shares to fifteen (15) of the Company’s directors and advisors in recognition of and compensation for their future services to the Company. The assignment of the founders shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 265,000 founder shares granted to the Company’s directors and advisors was $1,648,300 or $6.22 per share. The founder shares were effectively assigned to the directors and advisors subject to a performance condition (i.e., the consummation of a business combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a business combination is considered probable in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of June 30, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any business combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On December 22, 2020, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the IPO. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

On December 1, 2021, the Company issued the Note, a promissory note in the principal amount of up to $1,500,000 to the sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of Class A common stock of the Company upon the consummation of an initial business combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s IPO. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of June 30, 2022 and December 31, 2021, the outstanding balance of the Note was $950,000 and $550,000, respectively.

The conversion feature included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value is de minimis.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000  for the three months ended June 30, 2022 and 2021. The Company incurred $60,000 and $39,677 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement that was signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued or outstanding.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in trust account	$345,392,350	$345,392,350	$—	$—
Liabilities:
Warrant liabilities	1,454,108	948,750	—	505,358
	$346,846,458	$346,341,100	$—	$505,358

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in trust account	$345,018,988	$345,018,988	$—	$—
Liabilities:
Warrant liabilities	9,089,893	5,863,850	—	3,226,043
	$354,108,881	$350,882,838	$—	$3,226,043

At June 30, 2022 and December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private placement warrants with changes in fair value charged to the statements of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2022. During the year ended December 31, 2021, there was a transfer of the public warrants from Level 3 to Level 1 due to a valuation of the public warrants using the quoted stock price in the active market.

The following table provides quantitative information regarding assumptions used to determine Level 3 fair value measurements:

	At June 30, 2022	At December 31, 2021
Stock price	$9.78	$9.73
Strike price	$11.50	$11.50
Term (in years)	5.67	5.91
Volatility	7.1%	9.5%
Risk-free rate	3.02%	1.34%
Dividend yield	0%	0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 (private placement warrants):

Warrant
Liability
Fair value at January 1, 2022	$3,226,043
Change in fair value	(1,848,252)
Fair value at March 31, 2022	1,377,791
Change in fair value	(872,433)
Fair value at June 30, 2022	$505,358

Warrant Liability
Fair value at January 1, 2021	$—
Initial value at IPO date	23,290,337
Change in fair value	637,123
Fair value at March 31, 2021	23,927,460
Transfer of public warrants from level 3 to level 1	(15,595,052)
Change in fair value	(2,692,406)
Fair value at June 30, 2021	$5,640,002

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For the three months ended June 30, 2022, we had net income of $2,685,683, due primarily to a decrease in the fair value of our warrants of $2,552,583 and interest income from the trust account of $451,787, partially offset by $277,116 of formation and operating costs, consisting primarily of general and administrative expenses and a provision for income taxes of $41,571.

For the six months ended June 30, 2022, we had net income of $7,416,237, due primarily to a decrease in the fair value of our warrants of $7,635,785 and interest income from the trust account of $474,056, partially offset by $652,033 of formation and operating costs, consisting primarily of general and administrative expenses and a provision for income taxes of $41,571.

For the three months ended June 30, 2021, we had net income of $8,733,293, due primarily to a decrease in the fair value of our warrants of $8,974,758 and interest income from the trust account of $5,154, partially offset by $246,619 of formation and operating costs, consisting primarily of general and administrative expenses.

For the six months ended June 30, 2021, we had net income of $6,967,450, due primarily to a decrease in the fair value of our warrants of $8,337,635 and interest income from the trust account of $6,456, partially offset by $512,130 of formation and operating costs, consisting primarily of general and administrative expenses and offering expenses of $864,511 related to issued warrants.

We reclassified a portion of the offering costs associated with the IPO originally charged to temporary equity, to an expense in the statements of operations in the amount of $864,511 based on a relative fair value basis. The change in the fair value of the warrants was a decrease in the liability of $2,552,583 and an increase in the liability of $8,974,758, respectively, for the three months ended June 30, 2022 and 2021. The change in the fair value of the warrants was a decrease in the liability of $7,635,785 and an increase in the liability of $8,337,635, respectively, for the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash held outside the trust account of $86,152 available for working capital needs, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of June 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of private placement warrants.

On December 1, 2021, we issued the Note to our sponsor in the principal amount of up to $1,500,000. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. As of June 30, 2022 and December 31, 2021, the outstanding balance of the Note was $950,000 and $550,000, respectively.

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Going Concern

We anticipate that the $86,152 held outside of the trust account as of June 30, 2022, might not be sufficient to allow us to operate until March 5, 2023, the end of the Combination Period and the period we have to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will use the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates (which is described in Note 5 to our unaudited condensed financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Our Combination Period is until March 5, 2023, meaning we have 24 months from the closing of the IPO, to consummate a business combination. However, if we are unable to complete a business combination within the Combination Period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate. There is a possibility that a business combination might not happen within the Combination Period.

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement pursuant to which we pay our sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Since March 5, 2021, we have paid the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $30,000 in such fees for the three months ended June 30, 2022 and 2021, respectively. We incurred $60,000 and $39,677 in such fees for the six months ended June 30, 2022 and 2021, respectively.

Critical Accounting Estimates

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the ASC Topic 480, “Distinguishing Liabilities from Equity” and ASC Topic 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Derivative Warrant Liabilities

We issued an aggregate of 17,433,333 warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging”. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. At the IPO, we utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At June 30, 2022 and December 31, 2021, we used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations.

Conversion Feature of Promissory Note

On December 1, 2021, we issued the Note to our sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The lender may elect to convert up to $1,500,000 of the unpaid principal balance of the Note into warrants, each warrant exercisable for one share of our Class A common stock upon the consummation of an initial business combination. This embedded conversion feature is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. It is valued using the Geske compound valuation model and at both issuance date and June 30, 2022, its value was de minimis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments.

In Amendment No. 1 of our Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, as filed with the SEC on January 10, 2022, we restated our previously filed (i) balance sheet as of March 5, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2021and (ii) unaudited financial statements for the three months ended March 31, 2021 and for the six months ended June 30, 2021 contained in our Quarterly Reports on Form 10-Q filed with the SEC on May 17, 2021 and August 12, 2021, respectively. This restatement constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In addition, during the fourth quarter of 2021, we determined that deferred legal representation fees should have been recognized as liability and recorded in our statements of operations. Amounts that should have been recognized prior to the fourth quarter of 2021 were recorded as of December 31, 2021. This represented an additional material weakness.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Quarterly Reports on Forms 10-Q and 10-Q/A for the quarters ended March 31, 2021 and September 30, 2021, as filed with the SEC on May 17, 2021 and January 10, 2022, respectively, and (iii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not enter into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its business combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021 and, as of June 30, 2022, are in the process of remediating such material weakness. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments for the year ended December 31, 2021 and, as of June 30,2022, are in the process of remediating such material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2022	MISSION ADVANCEMENT CORP.

By:	/s/ Peter Keane
Peter Keane
Chief Financial Officer
(Principal Financial and Accounting Officer)