Form 10-Q
period 2022-09-30
Mission Advancement Corp.
filed 2022-11-10
CIK 1840148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MISSION ADVANCEMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“charter” are to the Company’s amended and restated certificate of incorporation dated March 2, 2021;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the IPO (as defined below) to March 5, 2023, that the Company has to consummate a business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Mission Advancement Corp., a Delaware corporation;

●	“DGCL” are to the Delaware General Corporation Law;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

●	“IR Act” are to the Inflation Reduction Act of 2022;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 5, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Note” are to the promissory note in the principal amount of up to $1,500,000 issued by the Company to the sponsor on December 1, 2021;

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Redemption Event” are to a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares of common stock for redemption;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 9, 2021, as amended, and declared effective on March 2, 2021 (File No. 333-252918);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Special Meeting” are to the upcoming special meeting of the Company’s stockholders to be held on December 6, 2022 at 12:00 p.m. Eastern Time;

●	“sponsor” are to Mission Advancement Sponsor LLC, a Delaware limited liability company;

●	“Treasury Department” are to the U.S. Department of the Treasury;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MISSION ADVANCEMENT CORP.

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$132,012	$612,101
Prepaid expenses	187,267	382,760
Total Current Assets	319,279	994,861
Prepaid expenses – non-current portion	—	64,422
Investments held in trust account	346,698,074	345,018,988
Total Assets	$347,017,353	$346,078,271

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$879,789	$1,432,959
Income taxes payable	351,422	—
Sponsor loans	950,000	550,000
Total Current Liabilities	2,181,211	1,982,959
Warrant liabilities	527,718	9,089,893
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	14,783,929	23,147,852

Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively.	346,342,629	345,018,988

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,110,068)	(22,089,432)
Total Stockholders’ Deficit	(14,109,205)	(22,088,569)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$347,017,353	$346,078,271

See accompanying notes to condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

MISSION ADVANCEMENT CORP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$255,250	$573,577	$907,283	$1,085,707
Loss from operations	(255,250)	(573,577)	(907,283)	(1,085,707)

Other income:
Interest income on trust account	1,525,480	5,210	1,999,536	11,666
Change in fair value of warrant liabilities	926,390	4,607,132	8,562,175	12,944,767
Offering expenses related to warrant issuance	—	—	—	(864,511)
Total other income, net	2,451,870	4,612,342	10,561,711	12,091,922

Income before benefit from income taxes	2,196,620	4,038,765	9,654,428	11,006,215
Income tax expense	(309,851)	—	(351,422)	—
Net income	$1,886,769	$4,038,765	$9,303,006	$11,006,215

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000	34,500,000	26,538,462
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.09	$0.22	$0.32
Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,090,659
Basic and diluted net income per share, Class B common stock	$0.04	$0.09	$0.22	$0.32

See accompanying notes to unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

MISSION ADVANCEMENT CORP.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(22,089,432)	$(22,088,569)
Net income	—	—	—	—	—	4,730,554	4,730,554
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(1,525)	(1,525)
Balance as of March 31, 2022	—	$—	8,625,000	$863	$—	$(17,360,403)	$(17,359,540)
Net income	—	—	—	—	—	2,685,683	2,685,683
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(177,546)	(177,546)
Balance as of June 30, 2022	—	$—	8,625,000	$863	$—	$(14,852,266)	$(14,851,403)
Net income	—	—	—	—	—	1,886,769	1,886,769
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(1,144,572)	(1,144,572)
Balance as of September 30, 2022	—	$—	8,625,000	$863	$—	$(14,110,068)	$(14,109,205)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholder’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(761)	$24,239
Sale of units in initial public offering, net of underwriter fee and fair value of public warrants	34,500,000	3,450	—	—	323,770,836	—	323,774,286
Excess of cash received over fair value of private placement warrants	—	—	—	—	799,888	—	799,888
Deferred underwriting discount	—	—	—	—	(12,075,000)	—	(12,075,000)
Other offering cost charged to Stockholders’ deficit	—	—	—	—	(659,742)	—	(659,742)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,860,119)	(33,137,733)	(345,001,302)
Net loss	—	—	—	—	—	(1,765,843)	(1,765,843)
Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(34,904,337)	$(34,903,474)
Net income	—	—	—	—	—	8,733,293	8,733,293
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(5,154)	(5,154)
Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(26,176,198)	$(26,175,335)
Net income	—	—	—	—	—	4,038,765	4,038,765
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(5,210)	(5,210)
Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(22,142,643)	$(22,141,780)

See accompanying notes to unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE

MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

MISSION ADVANCEMENT CORP.

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income		$9,303,006	$11,006,215
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account		(1,999,586)	(11,666)
Change in fair value of warrant liabilities		(8,562,175)	(12,944,767)
Offering costs allocated to warrants		-	864,511
Changes in current assets and current liabilities:
Prepaid assets		259,915	(544,623)
Accounts payable and accrued expenses		(553,171)	535,517
Income tax expense		351,422	—
Net cash used in operating activities		(1,200,589)	(1,094,813)

Cash Flows from Investing Activities:
Investment of cash in trust account		—	(345,000,000)
Cash withdrawn from trust account to pay franchise taxes		320,500	—
Net cash provided by (used in) investing activities		320,500	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount		—	338,100,000
Proceeds from issuance of private placement warrants		—	8,900,000
Repayment of promissory note to related party		—	(17,500)
Borrowings from sponsor		400,000	—
Payments of offering costs		—	(618,003)
Net cash provided by financing activities		400,000	346,364,497

Net Change in Cash		(480,089)	269,684
Cash - Beginning		612,101	—
Cash - Ending		$132,012	$269,684

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$		$345,000,000
Initial value of warrant liabilities	$		$23,290,337
Change in value of Class A common stock subject to possible redemption		$1,323,641	$11,666
Deferred underwriters’ discount payable charged to additional paid-in capital	$		$12,075,000

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

As of September 30, 2022, the Company had not yet engaged in any operations or generated any revenues to date. All activity through September 30, 2022, relates to the Company’s formation and the initial public offering (described below) and identifying a target company for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on March 5, 2021, an amount of $345,000,000 from the net proceeds of the sale of the units in the IPO and the sale of the private placement warrants was placed in the trust account, which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s charter, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company’s sponsor, Mission Advancement Sponsor LLC, officers and directors have agreed to (i) waive their redemption rights with respect to their (x) founder shares, (y) shares underlying their private placement warrants (“private placement shares”) and (z) public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s charter, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash outside the trust account of $132,012 available for working capital needs, respectively. As of September 30, 2022, $320,500 in the trust account was withdrawn to pay taxes. As of September 30, 2022, all remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock.

Through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of private placement warrants.

Going Concern

The Company anticipates that the $132,012 held outside of the trust account as of September 30, 2022, might not be sufficient to allow the Company to operate until March 5, 2023, the end of the Combination Period, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Inflation Reduction Act of 2022

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the trust account had $346,698,074 and $345,018,988 held in marketable securities, respectively. During the nine months ended September 30, 2022, and 2021, the Company withdrew $320,500 and $0 from the trust account to pay its tax obligations, respectively. Marketable securities held in trust account are classified as “Held-for-Trading Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Below is a reconciliation of the net income per common stock:

	For the Three Months Ended September 30,
	2022	2021
Redeemable Class A common stock
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$1,509,415	$3,231,012
Denominator:
Weighted average redeemable Class A common stock, Basic and Diluted	34,500,000	34,500,000
Basic and diluted net income per share, redeemable Class A common stock	$0.04	$0.09

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable Class B common stock	$377,354	$807,753
Denominator:
Weighted average non-redeemable Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.04	$0.09

	For the Nine Months Ended September 30,
	2022	2021
Redeemable Class A common stock
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$7,442,405	$8,434,751
Denominator:
Weighted average redeemable Class A common stock, Basic and Diluted	34,500,000	26,538,462
Basic and diluted net income per share, redeemable Class A common stock	$0.22	$0.32

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable Class B common stock	$1,860,601	$2,571,464
Denominator:
Weighted average non-redeemable Class B common stock	8,625,000	8,090,659
Basic and diluted net income per share, non-redeemable Class B common stock	$0.22	$0.32

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

The Company accounts for its 17,433,333 common stock warrants issued in connection with its IPO 11,500,000 and private placement 5,933,333 as derivative warrant liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging”. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. At the IPO, the Company utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private placement warrants. At September 30, 2022 and December 31, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private placement warrants with changes in fair value charged to the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 14.11%   and 0.00% for the three months ended September 30, 2022, and 2021, respectively, and 3.64% and 0.00% for the nine months ended September 30, 2022, and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On December 22, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for the founder shares, 7,187,500 shares of Class B common stock, par value $0.0001. On March 2, 2021, the Company effected a stock dividend of approximately 0.2 shares for each share of Class B common stock outstanding, resulting in the sponsor holding on aggregate of 8,625,000 founder shares.

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

On February 11, 2021, the Sponsor transferred 265,000 founder shares to fifteen (15) of the Company’s directors and advisors in recognition of and compensation for their future services to the Company. The assignment of the founders shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 265,000 founder shares granted to the Company’s directors and advisors was $1,648,300 or $6.22 per share. The founder shares were effectively assigned to the directors and advisors subject to a performance condition (i.e., the consummation of a business combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a business combination is considered probable in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of September 30, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any business combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

On September 14, 2022, the terms of the share assignment of the Founders Shares to directors were modified further to include additional restrictions. This modification resulted in the incremental value of $213,000 of the total value of the assignment, or $2.13 per modified share. Modification of the terms of the share assignment to the directors did not impact vesting period of the assigned shares.

Promissory Note — Related Party

On December 22, 2020, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO  . These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021   or the closing of the IPO. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

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

On December 1, 2021, the Company issued the Note, a promissory note in the principal amount of up to $1,500,000 to the sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company. At the election of the sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of Class A common stock of the Company upon the consummation of an initial business combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s IPO. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of September 30, 2022 and December 31, 2021, the outstanding balance of the Note was $950,000 and $550,000, respectively.

The conversion feature included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value is de minimis.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 for the three months ended September 30, 2022 and 2021. The Company incurred $90,000 and $69,677   for the nine months ended September 30, 2022 and 2021, respectively.

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

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued or outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s charter, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in trust account	$346,698,074	$346,698,074	$—	$—
Liabilities:
Warrant liabilities	527,718	343,850	—	183,868
	$347,225,792	$347,041,924	$—	$183,868

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Mutual Funds held in trust account	$345,018,988	$345,018,988	$—	$—
Liabilities:
Warrant liabilities	9,089,893	5,863,850	—	3,226,043
	$354,108,881	$350,882,838	$—	$3,226,043

At September 30, 2022 and December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private placement warrants with changes in fair value charged to the statements of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2022. During the year ended December 31, 2021, there was a transfer of the public warrants from Level 3 to Level 1 due to a valuation of the public warrants using the quoted stock price in the active market.

The following table provides quantitative information regarding assumptions used to determine Level 3 fair value measurements:

	At September 30, 2022	At December 31, 2021
Stock price	$9.82	$9.73
Strike price	$11.50	$11.50
Term (in years)	5.41	5.91
Volatility	6.9%	9.5%
Risk-free rate	4.04%	1.34%
Dividend yield	0%	0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 (private placement warrants):

Warrant
Liability
Fair value at January 1, 2022	$3,226,043
Change in fair value	(1,848,252)
Fair value at March 31, 2022	1,377,791
Change in fair value	(872,433)
Fair value at June 30, 2022	$505,358
Change in fair value	(321,490)
Fair value at September 30, 2022	$183,868

Warrant Liability
Fair value at January 1, 2021	$-
Initial value at IPO date	23,290,337
Change in fair value	637,123
Fair value at March 31, 2021	23,927,460
Transfer of public warrants from level 3 to level 1	(15,595,052)
Change in fair value	(2,692,406)
Fair Value at June 30, 2021	5,640,002
Change in fair value	(1,964,432)
Fair Value at September 30, 2021	$3,675,570

Note 10 — Subsequent Events

On November 10, 2022, the Company filed a definitive proxy statement for the Special Meeting to, among other things, approve proposals to amend the Company’s charter and trust agreement to change the date by which the Company would be required to consummate a business combination from March 5, 2023 to a date to be determined by the board, in its sole discretion, no later than December 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On November 10, 2022, the Company filed a definitive proxy statement for the Special Meeting to, among other things, approve proposals to amend the Company’s charter and trust agreement to change the date by which the Company would be required to consummate a business combination from March 5, 2023 to a date to be determined by the board, in its sole discretion, no later than December 30, 2022.

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

For the three months ended September 30, 2022, we had net income of $1,886,769, due primarily to a decrease in the fair value of our warrants of $926,390, income tax expense of $309,851, and interest income from the trust account of $1,525,480, partially offset by $255,250 of formation and operating costs, consisting primarily of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $9,303,006, due primarily to a decrease in the fair value of our warrants of $8,562,175, income tax expense of $351,422, and interest income from the trust account of $1,999,536, partially offset by $907,283 of formation and operating costs, consisting primarily of general and administrative expenses.

For the three months ended September 30, 2021, we had a net income of $4,038,765. We incurred $573,577 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $5,210 on our amounts held in Trust and in the fair value of our warrants of $4,607,132.

For the nine months ended September 30, 2021, we had a net income of $11,006,215. We incurred $1,085,707 of formation and operating costs consisting mostly of general and administrative expenses and offering expense related to warrant issuance of $864,511. We had investment income of $11,666 on our amounts held in Trust and change in the fair value of our warrants of $12,944,767.

We reclassified a portion of the offering costs associated with the IPO originally charged to temporary equity, to an expense in the statements of operations in the amount of $864,511 based on a relative fair value basis. The change in the fair value of the warrants was a decrease in the liability of $926,390 and an increase in the liability of $4,607,132, respectively, for the three months ended September 30, 2022 and 2021. The change in the fair value of the warrants was a decrease in the liability of $8,562,175 and an increase in the liability of $12,944,767, respectively, for the nine months ended September 30, 2022 and 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash held outside the trust account of $132,012 available for working capital needs, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of September 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of private placement warrants.

On December 1, 2021, we issued the Note to our sponsor in the principal amount of up to $1,500,000. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. As of September 30, 2022 and December 31, 2021, the outstanding balance of the Note was $950,000 and $550,000, respectively.

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Going Concern

We anticipate that the $132,012 held outside of the trust account as of September 30, 2022, might not be sufficient to allow us to operate until March 5, 2023, the end of the Combination Period and the period we have to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will use the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates (which is described in Note 5 to our unaudited condensed financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement pursuant to which we pay our sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Since March 5, 2021, we have paid the sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 in such fees for the three months ended September 30, 2022 and 2021. We incurred $90,000 and $69,677 in such fees for the nine months ended September 30, 2022 and 2021, respectively.

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

Derivative Warrant Liabilities

We issued an aggregate of 17,433,333 warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging”. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. At the IPO, we utilized a Monte Carlo simulation model to determine the initial value of the public warrants and private warrants. At September 30, 2022 and December 31, 2021, we used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations.

Conversion Feature of Promissory Note

On December 1, 2021, we issued the Note to our sponsor. The Note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. The lender may elect to convert up to $1,500,000 of the unpaid principal balance of the Note into warrants, each warrant exercisable for one share of our Class A common stock upon the consummation of an initial business combination. This embedded conversion feature is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. It is valued using the Geske compound valuation model and at both issuance date and September 30, 2022, its value was de minimis.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Quarterly Reports on Forms 10-Q and 10-Q/A for the quarters ended March 31, 2021, September 30, 2021 and June 30, 2022, as filed with the SEC on May 17, 2021, January 10, 2022 and August 9, 2022, respectively, and (iii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021. There has been no material change in the planned use of proceeds from our IPO and private placement as described in our final prospectus related to the IPO, dated March 5, 2021.

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

Dated: November 10, 2022	MISSION ADVANCEMENT CORP.

	By:	/s/ Peter Keane
Peter Keane
Chief Financial Officer
(Principal Financial and Accounting Officer)